Form 10-Q
period 2012-07-31
EXA CORP
filed 2012-09-13
CIK 890264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35584

EXA CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3139906
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

55 Network Drive

Burlington, MA 01803

(Address of Principal Executive Offices, Including Zip Code)

(781) 564-0200

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 5, 2012, 13,261,908 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

EXA CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED July 31, 2012

PART I. UNAUDITED FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Exa Corporation

Consolidated Balance Sheets

(Unaudited)

	As of July 31, 2012	As of January 31, 2012
(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$43,251	$11,468
Accounts receivable	4,063	19,205
Deferred tax assets	221	225
Prepaid expenses and other current assets	1,478	1,313

Total current assets	49,013	32,211
Property and equipment, net	2,846	3,224
Intangible assets, net	3,284	3,479
Deferred tax assets	12,573	12,573
Other assets	954	3,253

Total assets	$68,670	$54,740

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,350	$2,507
Accrued expenses	5,269	9,528
Line of credit	0	7,000
Current portion of long-term debt, net of discount (1)	967	795
Current portion of deferred revenue	14,558	28,424
Current maturities of capital lease obligation	903	823

Total current liabilities	23,047	49,077
Long-term debt, net of current portion and discount (1)	6,205	3,221
Preferred stock warrant liability	0	1,552
Deferred revenues	2,139	207
Capital lease obligations, net of current portion	942	1,285
Other long-term liabilities	213	401
Deferred rent	1,517	1,753

Total liabilities	34,063	57,496

Commitments and contingencies (Note 14)

Convertible preferred stock, $0.001 par value; 5,000,000 and 77,835,000 shares authorized as of July 31, 2012 and January 31, 2012, respectively; 0 and 55,383,239 shares issued and outstanding as of July 31, 2012 and January 31, 2012, respectively	—	32,678

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 195,000,000 and 92,165,000 shares authorized as of July 31, 2012 and January 31, 2012, respectively; 13,261,332 and 529,630 shares issued as of July 31, 2012 and January 31, 2012, respectively	13	1
Additional paid-in capital	83,321	14,204
Accumulated deficit	(48,677)	(49,586)
Treasury stock (32,502 common shares, at cost), at July 31, 2012 and January 31, 2012	0	0
Accumulated other comprehensive loss	(50)	(53)

Total stockholders’ equity (deficit)	34,607	(35,434)

Total liabilities and stockholders’ equity	$68,670	$54,740

(1) Includes amounts due to a related party, as follows:	As of July 31, 2012	As of January 31, 2012
Current portion of long-term debt	$260	$227
Long-term debt, net of current portion	701	722

The accompanying notes are an integral part of the consolidated financial statements.

Exa Corporation

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
(in thousands, except share and per share data)		(Restated) 1		(Restated) 1
License revenue	$10,188	$9,552	$20,173	$18,729
Project revenue	1,618	1,265	2,899	2,308

Total revenues	11,806	10,817	23,072	21,037

Operating expenses:
Cost of revenues	3,112	2,765	6,335	5,576
Sales and marketing	1,709	1,310	3,309	2,584
Research and development	4,157	3,563	8,297	6,764
General and administrative	1,910	1,879	3,940	3,517

Total operating expenses	10,888	9,517	21,881	18,441

Income from operations	918	1,300	1,191	2,596

Other income (expense):
Foreign exchange gain (loss)	326	91	326	(372)
Interest expense	(410)	(261)	(824)	(533)
Interest income	1	1	3	2
Other income (expense), net	445	(304)	511	(238)

Total other income (expense), net	362	(473)	16	(1,141)

Income before income taxes	1,280	827	1,207	1,455
Provision for income taxes	382	345	298	735

Net income	$898	$482	$909	$720

Net income per share:
Basic	$0.20	$0.98	$0.36	$1.46
Diluted	$0.08	$0.05	$0.08	$0.07
Weighted average shares outstanding used in computing per share amounts:
Basic	4,518,279	492,785	2,529,796	492,547
Diluted	11,776,321	10,303,229	11,123,120	10,246,774

Comprehensive income:
Net income	$898	$482	$909	$720
Foreign currency translation adjustments, net of tax	(25)	91	3	(372)

Comprehensive income	$873	$573	$912	$348

The accompanying notes are an integral part of the consolidated financial statements.

(1)	See Note 2 to these consolidated financial statements

Exa Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended July 31,
	2012	2011
(in thousands)		Restated (1)
Cash flows from operating activities
Net income	$909	$720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	933	701
Stock-based compensation expense	475	142
Deferred rent expense	(201)	(115)
Non-cash interest	249	159
Mark to market adjustment of preferred stock warrant liability	(228)	517
Mark to market adjustment of equity participation right	(276)	(276)
Deferred taxes	5	(13)
Changes in assets and liabilities
Accounts receivable	15,195	20,349
Prepaid expenses and other current assets	(167)	(1,140)
Other assets	2,260	(1.990)
Accounts payable	(1,166)	1,842
Accrued expenses	(4,307)	(2,622)
Other liabilities	—	125
Deferred revenue	(12,036)	(8,646)

Net cash provided by operating activities	1,645	9,753

Cash flows from investing activities
Purchases of property and equipment	(226)	(88)

Net cash used in investing activities	(226)	(88)

Cash flows from financing activities
Net decrease in line of credit	(7,000)	(2,995)
Proceeds from borrowings under long-term debt	3,500	—
Proceeds from stock option exercises	11	8
Payments of long-term debt	(504)	—
Payments of capital lease obligations	(410)	(305)
Proceeds from initial public offering, net of $4,109 issuance costs	34,641	—
Payment of debt and line of credit issuance costs	—	(112)

Net cash provided by (used in) financing activities	30,238	(3,404)

Effect of exchange rate changes on cash	126	(114)

Net increase in cash	31,783	6,147

Cash at beginning of period	11,468	2,780

Cash at end of period	$43,251	$8,927

Supplemental disclosure of cash flow information
Cash paid for interest	$494	$347
Cash paid for income taxes	$566	$541

Supplemental disclosure of non-cash, investing and financing activities
Acquisition of equipment pursuant to capital lease obligation	$146	$1,709
Cashless exercise of warrants	67,268	—

The accompanying notes are an integral part of the consolidated financial statements.

(1)	See Note 2 to these consolidated financial statements

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

1. Description of Business

Exa Corporation (the “Company” or “Exa”), a Delaware corporation, develops, sells and supports simulation software and services that vehicle manufacturers use to enhance the performance of their products, reduce product development costs and improve efficiency of their design and engineering processes. The Company’s solutions enable engineers and designers to augment or replace conventional methods of evaluating designs that rely on expensive and inefficient physical prototypes and test facilities with accurate digital simulations that are more useful, cost effective and timely. The Company’s simulation solutions enable customers to gain crucial insights about design performance early in the design cycle, reducing the likelihood of expensive redesigns and late-stage engineering changes, which result in cost savings and fundamental improvements in the development process. The Company is primarily focused on the ground transportation market, but is also beginning to explore the application of its capabilities in the aerospace, oil and gas production, chemical processing, architecture, engineering and construction, power generation, biomedical and electronics industries.

Exa has offices and sells directly in the United States and through subsidiaries in France, Germany, Italy, Japan, Korea, China, and the United Kingdom. The Company also conducts business in India and Brazil through distribution and sales representative relationships, respectively.

The Company is subject to a number of risks common to companies in similar stages of development, including dependence on a small number of significant customers for a substantial portion of its revenues, the ability to attract and retain key personnel, competition from substitute products and services from larger companies, the need to continually develop commercially viable products, and risks associated with changes in information technology.

In July 2012, we completed our initial public offering in which we issued and sold 4,166,667 shares of common stock at a public offering price of $10.00 per share. We received net proceeds of $34,641 after deducting underwriting discounts, commissions and other offering expenses of approximately $4,109. Upon the closing of the initial public offering, each share of the Company’s preferred stock was converted into two thirteenths of a share of the Company’s common stock.

2. Restatement

The Company restated its financial statements for the three and six months ended July 31, 2011 as described below.

Fiscal year 2012 interim financial statements (unaudited)

On January 28, 2011 the Company issued warrants for preferred stock which were inappropriately classified as equity awards rather than liability awards and were not marked to market at April 30, 2011 and July 31, 2011. As a result the Company recorded $65 and $452 of additional expense during the three months ended April 30, 2011 and July 31, 2011, respectively which had not previously been recorded. In addition, the Company corrected a number of other errors relating to the interim financial statements as follows: recorded $124 and $144 of net revenue adjustments due to errors in recognizing revenue over the appropriate term during each of the three months ended April 30, 2011 and July 31, 2011 respectively, reclassified $38 of deferred financing costs from operating costs into interest expense during the three months ended July 31, 2011, recorded $38 of state tax expense due to previously unidentified sales tax expense in certain states where the Company did not collect and remit sales tax, during each of the three months ended April 30, 2011 and July 31, 2011, and expensed $12 of previously capitalized costs which did not qualify for capitalization in connection with the Company’s initial public offering of its common stock, in the three months ended July 31, 2011.

The effects of the restatement on the Company’s unaudited consolidated statement of operations for the three months ended July 31, 2011 are as follows:

	Three Months Ended July 31, 2011
	Previously Reported	Adjustments	Restated
Total revenues	$10,961	$(144)	$10,817
General and administrative expense	1,870	9	1,879
Total operating expenses	9,508	9	9,517
Income from operations	1,453	(153)	1,300
Foreign exchange gain	92	(1)	91
Interest expense, net	(217)	(43)	(260)
Other income (expense), net	148	(452)	(304)
Provision for income taxes	85	260	345
Net income	$1,391	$(909)	$482

The effects of the restatement on the Company’s unaudited consolidated statement of operations and cash flows for the six months ended July 31, 2011 are as follows:

	Six Months Ended July 31, 2011
Consolidated Statement of Operations	Previously Reported	Adjustments	Restated
Total revenues	$21,305	$(268)	$21,037
General and administrative expense	3,501	16	3,517
Total operating expenses	18,425	16	18,441
Income from operations	2,879	(283)	2,596
Foreign exchange loss	(372)	---	(372)
Interest expense, net	(459)	(72)	(531)
Other income (expense), net	279	(517)	(238)
Net income	$2,192	$(1,472)	$720

Consolidated Statement of Cash Flows	Previously Reported	Adjustments	Restated
Net cash provided by operating activities	$9,183	$570	$9,753
Net cash used in investing activities	(83)	(5)	(88)
Net cash used in financing activities	(3,211)	193	(3,404)
Effect of exchange rate changes on cash	258	(372)	(114)

3. Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies described in the Company’s registration statement on Form S-1 (File No. 333-176019), filed with the SEC (the “Registration Statement”) that have had a material impact on our condensed consolidated financial statements and related notes.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Exa Corporation in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended January 31, 2012, which are included in the Registration Statement.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The Company adopted ASU 2011-05 in its first quarter of fiscal year 2013 and applied it retroactively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provides a consistent definition of fair value measurement and closely aligns disclosure requirements between U.S. GAAP and International Financial Reporting Standards. This update is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company adopted this standard in its first quarter of fiscal year 2013, and there was no material impact on the Company’s consolidated financial statements.

4. Computation of Net Income Per Share

Net income per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the impact of the Company’s outstanding potential common shares, such as shares issuable upon exercise of in-the-money stock options, the exercise of warrants, or upon conversion of convertible preferred stock, when dilutive. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net income per common share. The impact of the accretion of unpaid and undeclared dividends has not been reflected in the weighted average shares used to compute diluted net loss per share as the convertible preferred stock was not entitled to receive undeclared dividends upon such conversion.

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

The following summarizes the calculation of basic and diluted net income per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Numerator:
Net income	$898	$482	$909	$720

Denominator:
Weighted average common shares, basic	4,518,279	492,785	2,529,796	492,547
Dilutive effect of:
Options to purchase common stock	1,356,551	66,565	1,354,115	50,863
Options to purchase preferred stock	—	1,212,610	—	1,185,683
Warrants to purchase common stock	60,729	34,070	72,601	20,494
Convertible preferred stock	5,840,762	8,497,199	7,166,608	8,497,187

Weighted average common shares, diluted	11,776,321	10,303,229	11,123,120	10,246,774

Basic net income per share	$0.20	$0.98	$0.36	$1.46

Diluted net income per share	$0.08	$0.05	$0.08	$0.07

The table above reflects options for preferred stock on an as converted to common stock basis.

The following equity instruments have been excluded from diluted net income per common share as they would be anti-dilutive:

	Six Months Ended July 31,
	2012	2011
Options to purchase common and preferred stock	569,724	725,375

5. Property and Equipment

Property and equipment consist of the following as of July 31, 2012 and January 31, 2012:

	July 31, 2012	January 31, 2012

Computer software and equipment	$11,908	$11,673

Office equipment and furniture	311	230
Leasehold improvements	2,516	2,502

Total property and equipment	14,735	14,405
Less accumulated depreciation	(11,889)	(11,181)

Property and equipment, net	$2,846	$3,224

Depreciation expense was $739 and $700 for the six months ended July 31, 2012 and 2011, respectively.

Included in computer equipment and software and office equipment and furniture is equipment held pursuant to capital leases with costs of $10,772 and $9,896 and accumulated amortization of $9,055 and $8,283 as of July 31, 2012 and 2011, respectively.

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

6. Accrued Expenses

Accrued expenses consist of the following:

	July 31, 2012	January 31, 2012

Accrued commissions and bonuses	$930	$3,561
Accrued payroll	1,469	1,268
Legal and professional	597	859
Sales and withholding taxes	459	1,641
Deferred rent, current portion	435	400
Accrued income taxes payable	980	510
Other accrued expenses	399	1,289

Total accrued expenses	$5,269	$9,528

7. Deferred Rent

In connection with its corporate headquarters lease entered into in July 2008, the Company received a tenant improvement allowance of $1,958 from the landlord. This lease incentive was recorded as leasehold improvements and deferred rent and is being amortized as part of rent expense on a straight-line basis over the life of the lease. In addition, the Company’s facility leases typically contain other than straight-line payment features. The difference between the straight-line rent expense of the lease and the cash payments is recorded as deferred rent. Deferred rent at July 31, 2012 and January 31, 2012 is as follows:

	July 31, 2012	January 31, 2012

Leasehold improvements less incentive	$968	$1,100

Non-cash rent expense	984	1,053

Total deferred rent	1,952	2,153
Less current portion included in accrued expenses	435	400

Deferred rent, net of current portion	$1,517	$1,753

8. Fair Value Measurements

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, capital lease obligations, debt and an equity participation right. As of July 31, 2012 and January 31, 2012, the carrying amounts of these instruments approximate their fair values. The estimated fair values have been determined from information obtained from market sources and management estimates.

In determining the fair value of its financial assets and liabilities, the Company uses various valuation approaches. ASC 820, Fair Value Measurements and Disclosures, establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 – Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement and that are based on management’s best estimate of inputs market participants would use for pricing the asset or liability at the measurement date, including assumptions about risk.

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of July 31, 2012:

	Total	Level 1	Level 2	Level 3
Assets:
Other assets – certificate of deposit (see Note 14)	$525	$525	$—	$—

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of January 31, 2012:

	Total	Level 1	Level 2	Level 3
Assets:
Other assets – certificate of deposit (see Note 14)	$525	$525	$—	$—
Liabilities:
Other liabilities – equity participation right (see Note 12)	$276	$—	$—	$276
Preferred stock warrants (see Note 11)	$1,552	$—	$—	$1,552

The following table reflects the activity for the Company’s major classes of assets measured at fair value using Level 3 inputs for the six months ended July 31, 2012:

	Equity Participation Right	Preferred Stock Warrants

Balance at January 31, 2012	$276	$1,552
Expiration of equity participation right	(276)	—
Mark to market adjustments	—	(228)
Reclassification from liability to equity classification	—	(1,324)

Balance at July 31, 2012	$—	$—

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement.

At each reporting period, the equity participation right (see Note 12) was valued according to the Level 3 valuation hierarchy as there were no observable inputs to utilize. As such, the valuation reflects management’s best estimate of inputs that market participants would use for pricing the liability at each measurement date, including assumptions about risk. The fair value of the equity participation right was calculated by applying the estimated probability of the right becoming exercisable to the instrument’s maximum intrinsic value of $1,765, then discounting such value at a credit-adjusted interest rate of 5% to arrive at its present value.

9. Acquisition

On November 30, 2011, the Company acquired certain intellectual property assets related to its software product “PowerVIZ” from science + computing AG (s+c). In addition, the Company hired two employees of the s+c development team. The assignment and license agreement gives the Company a perpetual license to the software and ownership of the PowerVIZ trade name.

Total purchase consideration:
Cash paid	$3,543

Fair value of purchase consideration	$3,543

Allocation of the purchase price
Intellectual property	$3,505
Access to facility contract	38

Total assets acquired	$3,543

The purchase price allocation did not result in the recognition of goodwill.

The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives:

	Fair Value	Useful Life (Years)
Intellectual property	$3,505	10
Access to facilities contract	38	1

Total	$3,543

The aggregate purchase price was approximately $3,500 in cash. Acquisition-related costs totaled $26 and were expensed when incurred. Amortization expense associated with the purchased intangibles totaled $65 for the fiscal year ended January 31, 2012, and is included in the Company’s consolidated statement of operations. The acquisition was accounted for using the acquisition method of accounting. The Company completed a valuation of the acquired business utilizing a third party to support management’s purchase price allocation.

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

10. Acquired Intangible Assets

The carrying amount of acquired intangible assets was $3,479 as of January 31, 2012, and $3,284 as of July 31, 2012. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.

The following table reflects the carrying value of intangible assets as of January 31, 2012:

	January 31, 2012
	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(58)	$3,447
Access to facilities contract	38	(6)	32

Total	$3,543	$(64)	$3,479

The following table reflects the carrying value of intangible assets as of July 31, 2012:

	July 31, 2012
	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(234)	$3,271
Access to facilities contract	38	(25)	13

Total	$3,543	$(259)	$3,284

Amortization expense of intangible assets was $194 and $0 for the six months ended July 31, 2012 and 2011, respectively.

The following table presents the expected future amortization expense related to the Company’s acquired intangible assets for the years ended January 31:

2013 (remaining six months)	$188
2014	350
2015	351
2016	351
2017 and thereafter	2,044

$3,284

11. Warrants for Preferred Stock

On January 28, 2011, the Company entered into a Loan and Security Agreement with Gold Hill Capital 2008, L.P. and Massachusetts Capital Resource Company (the “Loan and Security Agreement”). In connection with entry into the Loan and Security Agreement, the Company issued to Gold Hill Capital L.P. and Massachusetts Capital Resource Company warrants to purchase shares of the Company’s Series G Convertible Preferred Stock, at an exercise price of $0.94 per share. The warrants expire on January 27, 2021. The warrants were exercisable at any time for a number of shares of the Company’s Series G Convertible Preferred Stock equal to the product of 0.1316 multiplied by the amount of aggregate amount of capital advances drawn under the facility, divided by the warrant exercise price. As a result of the 1-for-6.5 reverse stock split effected with respect to the Company’s common stock on June 8, 2012, and the conversion to common stock of all outstanding shares of preferred stock upon the closing of the Company’s initial public offering on July 3, 2012, each such warrant became exercisable for two-thirteenths of a share of common stock, at an exercise price of $6.11 per share.

On January 28, 2011, in connection with the Company’s initial draw of a capital advance under the 2011 Loan and Security Agreement, the warrants became exercisable for an aggregate 700,000 shares of the Company’s Series G Convertible Preferred Stock. The Company calculated the fair value of each warrant using the Black-Scholes option pricing model with the following assumptions: volatility of 55.73%, term of ten years, risk-free interest rate of 3.36% and a dividend yield of 0%. The Company recorded the fair value of the warrants of $413 as a debt discount and a preferred stock warrant liability.

On October 6, 2011, in connection with an amendment to the Loan and Security Agreement, the number of shares of Series G Convertible Preferred Stock for which the warrants are exercisable was increased by 150,000 shares to 850,000 shares. In addition, the parties agreed that for any capital advance made under the Loan and Security Agreement between October 6, 2011 and November 30, 2011, the warrants would become exercisable for a number of additional shares of Series G Convertible Preferred Stock equal to the product of 0.0913 multiplied by the amount of such capital advance, divided by the warrant exercise price. Additionally, for any capital advance made between December 1, 2012 and January 31, 2012, the warrants would become exercisable for an additional number of shares of Series G Convertible Preferred Stock equal to the product of 0.0510 multiplied by the amount of the capital advance, divided by the warrant exercise price.

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

In connection with the entry into an amendment to the Loan and Security Agreement, the Company entered into an amendment to the terms of the stock purchase warrant previously issued to Gold Hill Capital 2008, L.P., such that the warrant became exercisable for an additional 150,000 shares of Series G Convertible Preferred Stock. In connection with the amendment to the Loan and Security Agreement, the Company became entitled to extend the deadline for drawing capital advances. On November 30, 2012, the Company extended the deadline to January 31, 2012, as a result of which, the warrant issued to Gold Hill Capital L.P. became exercisable for an additional 150,000 shares. On January 31, 2012, the Company extended the deadline to March 31, 2012, as a result of which the warrant issued to Gold Hill Capital L.P. became exercisable for an additional 190,000 shares. The additional 150,000 shares of Series G Convertible Preferred Stock for which the warrant issued to Gold Hill Capital L.P. became exercisable on October 6, 2011 have an exercise price of $0.94 and a term of 9.3 years. The Company calculated the fair value of the additional warrants using the Black-Scholes option pricing model with the following assumptions: volatility of 54.92%, term of 9.3 years, risk-free interest rate of 2.01% and a dividend yield of 0%. The Company recorded the fair value of the increase to the number of shared underlying the warrants of $196 as a debt discount and preferred stock warrant liability.

The additional 150,000 shares of Series G Convertible Preferred Stock for which the warrant issued to Gold Hill Capital L.P. became exercisable on November 30, 2011 have an exercise price of $0.94 and a term of 9.2 years. The Company calculated the fair value of the additional warrants using the Black-Scholes option pricing model with the following assumptions: volatility of 54.95%, term of 9.2 years, risk-free interest rate of 2.01% and a dividend yield of 0%. The Company recorded the fair value of the increase to the number of shared underlying the warrants of $195 as a debt discount and preferred stock warrant liability.

The additional 190,000 shares of Series G Convertible Preferred Stock for which the warrant issued to Gold Hill Capital L.P. became exercisable on January 31, 2012 have an exercise price of $0.94 and a term of 9.0 years. The Company calculated the fair value of the additional warrants using the Black-Scholes option pricing model with the following assumptions: volatility of 54.99%, term of 9.0 years, risk-free interest rate of 1.83% and a dividend yield of 0%. The Company recorded the fair value of the increase to the number of shared underlying the warrants of $245 as a debt discount and preferred stock warrant liability.

The following table provides information regarding warrants outstanding at January 31, 2012. For purposes of this table, the Company treats each increase to the number of shares of Series G Convertible Preferred Stock underlying the warrants as the issuance of a new warrant (excludes the impact of the reverse stock split and expected conversion of the Company’s preferred stock to common stock):

Issuance Date	Term (years)	Preferred Stock	Exercise Price	Number of Shares Underlying Warrant	Fair Value at January 31, 2012
January 28, 2011	10	Series G Convertible	$0.94	700,000	$913
October 6, 2011	9.3	Series G Convertible	$0.94	150,000	196
November 30, 2011	9.2	Series G Convertible	$0.94	150,000	196
January 31, 2012	9	Series G Convertible	$0.94	190,000	247

				1,190,000	$1,552

On July 3, 2012, in connection with the Company’s initial public offering of common stock, all of the Company’s preferred stock was converted into common stock and the warrants, on an as-converted basis, converted into 183,076 shares on common stock with an exercise price of $6.11 per share.

Effective upon the consummation of the Company’s initial public offering, the warrants are no longer required to be classified as a liability. The Company performed a final mark to market adjustment to the fair value of the warrants as of July 3, 2012, the closing date of the Company’s initial public offering, and recorded a $165 gain to other income. The Company reclassified the $1,324 warrant fair value to additional paid in capital.

On July 6, 2012, Gold Hill Capital exercised warrants on a cashless basis to purchase an aggregate 161,538 shares of common stock, as a result of which the Company issued 67,268 shares of common stock.

As of July 31, 2012, warrants to purchase 21,538 shares of common stock on an as-converted basis remain outstanding.

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

12. Equity Participation Right

In July 2009, the Company entered into a Bridge Loan and Security Agreement with a related party. In connection with its entry into that agreement, the Company granted to the related party the right to invest up to $10,000 at a 15% discount in the next equity investment round of the Company (if any), by either converting the existing debt or participating with a cash investment (the “Equity Participation Right”). The Equity Participation Right is deemed to be a derivative instrument and is recorded as a liability with a carrying amount equal to its fair value.

At each reporting period, the Equity Participation Right was valued according to the Level 3 valuation hierarchy as there are no observable inputs to utilize (Note 8). As such, the valuation reflects management’s best estimate of inputs that market participants would use for pricing the liability at each measurement date, including assumptions about risk. The fair value of the Equity Participation Right was calculated by applying the estimated probability of the right becoming exercisable to the instrument’s maximum intrinsic value of $1,765, then discounting such value at a credit-adjusted interest rate of 5% to arrive at its present value.

At the inception of the Equity Participation Right, the probability of exercise was deemed to be remote and no value was ascribed to the right. Based on the Company’s potential financing activities at the time, management’s assessment was that there was no expectation that the right would become exercisable prior to original expiration date of the right. In April 2010, the terms of the Equity Participation Right were amended such that the term of the right was extended until such time as an appropriate financing occurs or the occurrence of an initial public offering of the Company’s common stock, at which time the right expires. Due to this change in the expiration date of the Equity Participation Right as a result of the April 2010 modification, management determined that there was an approximately 33% chance that such Equity Participation Right would become exercisable and based upon that probability ascribed a fair value of $552 to the instrument. The amount was recognized as a deferred financing cost and other long-term liability.

As of January 31, 2012, management assessed the probability of the instrument becoming exercisable prior to an initial public offering and based on the status of the Company’s pending Registration Statement, determined that the probability of exercise had declined to approximately 16.5%, resulting in a $276 reduction in the fair value of the Equity Participation Right.

Upon the consummation of the Company’s initial public offering of common stock on July 3, 2012, the Equity Participation Right expired, and the remaining fair value was reduced to zero.

Changes in the fair value of the Equity Participation Right using significant unobservable inputs (Level 3) during the six months ended July 31, 2012 were as follows:

Fair Value

Balance as of January 31, 2012	$276

Expiration of Equity Participation Right	(276)

Balance as of July 31, 2012	$—

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

13. Debt

Long-term Debt

On January 28, 2011, the Company entered into the Loan and Security Agreement, which provided for term loans of up to $8,500, of which $1,000 was with a related party. The Company borrowed $5,000 on January 28, 2011 and an additional $3,500 on March 30, 2012, for a total borrowed of $8,500 as of July 31, 2012. The agreement is for 54 months from the borrowing dates and bears interest at 10.5% per annum. An additional 2.5% ($125 on the January 28, 2011 draw and $87 on the March 30, 2012 draw) is due at maturity and recorded as another liability and a debt discount. Interest only payments are payable during the first twelve months with principal and interest payments required for forty-two months thereafter. Early prepayment of the debt results in additional interest penalties of 4% on the principal if prepaid prior to the second anniversary of funding and 3% on the principal if prepaid after the second anniversary but before the third anniversary of funding. The agreement provided for the issuance of a freestanding warrant to purchase an aggregate 700,000 shares of Series G Convertible Preferred Stock at an exercise price of $0.94 cents per share (or, as a result of the 1-for-6.5 reverse stock split effected with respect to the Company’s common stock on June 8, 2012, and the conversion to common stock of all outstanding shares of preferred stock upon the closing of the Company’s initial public offering on July 3, 2012, equivalent to 107,692 shares of common stock at an exercise price of $6.11 per share). The warrants were valued at $413 and recorded as a debt security (Note 11). In addition, the Company incurred $106 of legal and origination costs in fiscal year 2011, which have been recorded as a debt discount. The agreement includes customary representations, warranties and reporting requirements, but no financial covenants.

On October 6, 2011, the Company entered into an amendment to the Loan and Security Agreement. Under the terms of the amendment, the deadline for the Company to draw capital advances under the Loan and Security Agreement was extended from September 30, 2011 until November 30, 2011. In addition, subject to the Company’s continuing compliance with the terms of the Loan and Security Agreement, the Company obtained the right to extend the deadline to request capital advances under the agreements up to twice before January 31, 2012. In connection with the amendment the warrants issued in connection with the entry into the agreement became exercisable for an additional 150,000 shares of Series G Convertible Preferred Stock (equivalent to 23,076 shares of common stock). The increase to the number of shares underlying the warrants was valued at $196 and recorded as a debt discount (Note 11). On November 30, 2011, the Company extended the deadline to request capital advances to January 31, 2012. In connection with this extension, the warrants issued in connection with the entry into the agreement became exercisable for an additional 150,000 shares of Series G Convertible Preferred Stock (equivalent to 23,076 shares of common stock). The increase to the number of shares underlying the warrants was valued at $195 and recorded as a debt discount (Note 11). On January 30, 2012, the Company further extended the deadline to request capital advances under the Loan and Security Agreement through March 31, 2012. In connection with this extension, the warrants issued in connection with the entry into the agreement became exercisable for an additional 190,000 shares of Series G Convertible Preferred Stock (equivalent to 29,233 shares of common stock). The increase to the number of shares underlying the warrants was valued at $245 and recorded as a debt discount.

The Company is amortizing the debt discount over the term of the debt using the effective interest method. Under this method, interest expense is recognized each period until debt instruments reach maturity. If the maturity of the debt is accelerated because of prepayment, then the amortization will be accelerated. For the six months ended July 31, 2012 and 2011, the Company recorded $249 and $115 in non-cash interest expense, respectively.

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

Line of Credit

In May 2010, the Company secured a $10,000 line of credit agreement with a bank bearing interest at the bank’s prime rate plus 1.50% on existing accounts receivable and 2.5% on certain forecasted renewal invoices, expiring one year from closing. The line of credit agreement requires collateral of specific accounts receivable and a first priority security interest in all assets of the Company. The Company can borrow against 80% of the value of the specific accounts receivable, but borrowings on certain foreign receivables are restricted to $1,000. The Company is required to pay a collateral handing fee of 0.25% per month on outstanding balances from existing accounts receivable, and 0.375% per month on certain forecasted renewal invoices. The agreement contains certain restrictive financial covenants requiring the maintenance of an adjusted quick ratio. At July 31, 2012, the Company was in compliance with its covenants. On May 23, 2011 the line of credit was extended for a period of two years. The terms of the extension are substantially consistent with the previous terms.

At January 31, 2012, the amount outstanding under the agreement was $7,000. As of April 30, 2012, this amount was paid in full. The Company incurred $211 of financing fees in fiscal year 2012 related to this line of credit, of which $100 is accrued and due in fiscal year 2013. The Company has recorded these fees as deferred financing costs in prepaid and other current assets and is amortizing them to interest expense over the term of the line using the effective interest method, as a result of which, the Company recorded $45 and $59 as non-cash interest expense for the six months ended July 31, 2012 and 2011, respectively.

Interest expense was $824 and $533 for the six months ended July 31, 2012 and 2011, respectively. Included in interest expense was interest paid to related parties of $62 and $69 for the six months ended July 31, 2012 and 2011, respectively.

14. Commitments and Contingencies

Capital Leases

The Company leases certain equipment under capital leases expiring on various dates through fiscal 2015.

During the six months ended July 31, 2012, the Company acquired additional equipment under capital leases, which will require lease payments in the aggregate amount of $90 through July 2015.

Operating Leases

The Company has a lease for the rental of office space for its corporate headquarters. The lease covers the rental of up to 65,941 square feet available to the Company at certain time periods over eight years, expiring in 2016. In connection with the lease, the Company entered into a letter of credit agreement with a bank that allows the landlord, under certain default conditions, to draw up to $525. The Company deposited $525 into a restricted cash account at this bank as security for the letter of credit. This amount is included in other assets (non-current) at July 31, 2012 and January 31, 2012.

The Company leases office facilities for all its other locations under operating leases expiring on various dates through September 2016. The Company also leases certain office equipment under operating leases that expire on various dates through May 2015.

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under all operating leases totaled approximately $1,154 and $1,237 for the six months ended July 31, 2012 and 2011, respectively. The Company has a sub-rental lease agreement with a third party which expires on December 31, 2013. Sub-rental income was $155 and $174 for the six months ended July 31, 2012 and 2011, respectively.

Purchase Obligations

As of January 1, 2012, the Company has purchase obligations payable in fiscal years 2014, 2015 and 2016 and thereafter as follows: $546, $556, $566 and $576, respectively.

Legal Contingencies

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. There is no litigation pending that could, individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

In 2011, the Company was notified by the Massachusetts Institute of Technology, or MIT, that MIT believes that Exa is utilizing the intellectual property covered by a license agreement between the Company and MIT, and therefore is in arrears in the payment of royalties under the agreement. The Company has advised MIT that it does not believe that the Company utilized the underlying technology at any time since at least 1998, or that any royalties are owed under the agreement. MIT has not commenced suit against the Company with respect to its claims, and if any such suit is commenced by MIT, the Company intends to defend it vigorously. The Company believes that if MIT were to prevail in any such litigation, the royalties due under the terms of the license agreement, after giving effect to the approximately $200 in minimum royalties that the Company has already paid, would not exceed approximately $2,600 (excluding any interest or costs of litigation). The Company is not able to determine whether a loss is probable or estimate the reasonably possible or probable amount of such loss.

Guarantees and Indemnification Obligations

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any United States patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification provisions is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited.

Based on historical experience and information known as of July 31, 2012 and July 31, 2011, the Company has not recorded any liabilities for the above guarantees and indemnities.

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

15. Stock Options

The following summarizes stock option activity for the six months ended July 31, 2012:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1) (Unaudited)
Balance at January 31, 2012	2,850,580	$4.29	5.36

Options granted	3,302	$11.38
Options exercised	(9,826)	$1.15
Options canceled	(3,580)	$11.38

Balance at July 31, 2012	2,840,760	$4.30	5.05

Vested and expected to vest at July 31, 2012	2,170,087	$4.05	4.91	$13,643

Exercisable at July 31, 2012	1,740,238	$2.34	3.93	$13,511

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s stock on January 31, 2012 and the exercise price of the underlying options.

The total unrecognized compensation cost related to outstanding stock options is $2,300 at July 31, 2012. This amount is expected to be recognized over a weighted-average period of 3.41 years.

The fair value of common stock options for employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Six Months Ended July 31,
	2012	2011
Estimated dividend yield	0%	0%
Expected stock price volatility	52.6%	57.0%
Weighted-average risk-free interest rate	1.96%	2.18%
Expected life of options (in years)	6.25	6.25

Stock-based compensation expense of $475 and $142 was recorded during the six months ended July 31, 2012 and 2011, respectively, related to the Company’s outstanding stock options. The weighted average grant date fair value per share for stock options granted in the six months ended July 31, 2012 and 2011 was $11.38 and $11.32, respectively

Total stock-based compensation expense is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011

Cost of revenues	$27	$14	$54	$24
Sales and marketing	47	23	94	24
Research and development	76	52	157	65
General and administrative	84	20	170	29

Total	$234	$109	$475	$142

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

16. Income Taxes

The Company’s effective income tax rate, including discrete items, was 25% and 51% for the six months ended July 31, 2012 and 2011, respectively. The effective income tax rate is based upon estimated income for the year, the estimated composition of the income in different jurisdictions, discrete adjustments, if any, in the applicable quarterly periods and the resolution or identification of tax position uncertainties. For the six months ended July 31, 2012, the effective income tax rate was lower than the federal statutory tax rate mainly due to the impact of discrete items. The rate was favorably impacted by discrete mark-to-market adjustments on the Company’s warrants and equity participation rights offset by discrete taxable foreign exchange gains for the six months ended July 31, 2012.

The need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the ASC 740, Income Taxes, more-likely-than-not realization threshold criterion. The realizability of the deferred tax assets is evaluated quarterly. As of January 31, 2011, the Company’s United States net operating losses and other deferred tax assets were fully offset by valuation allowances primarily because, pursuant to ASC 740, the Company did not have sufficient positive evidence to conclude that it was more likely than not that it would be able to realize the tax benefits of those deferred tax assets. Based upon the Company’s cumulative history of earnings before taxes for financial reporting purposes over a 12-quarter period ending on January 31, 2012 and an assessment of the Company’s expected future results of operations as of January 31, 2012, the Company determined that it was more likely than not that it would realize all of its United States net operating losses and other deferred tax assets prior to their expiration. As a result, during the fourth quarter of fiscal year 2012, the Company reversed a total of $12,808 of its deferred tax asset valuation allowances. The entire amount of the $12,808 valuation allowance release was recorded as a discrete benefit for income taxes in the Company’s consolidated statement of income in the fourth quarter of fiscal year 2012.

As of January 31, 2012, the Company had gross unrecognized tax benefits of $2,514 which represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

The Company does not expect that the unrecognized tax benefit will change significantly within the next twelve months. The Company and one or more of its subsidiaries file United States federal income tax returns and tax returns in various state and foreign jurisdictions. With limited exceptions, the Company is no longer subject to state or local examinations for years prior to January 31, 2007. However, carryforward attributes that were generated prior to January 31, 2007 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

17. Geographic Information

Revenue is attributed to individual countries based upon location of the external customer. Revenue by geographic area is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
United States	$2,635	$2,454	$5,070	$4,740
Japan	2,396	2,042	4,785	4,183
Germany	2,029	1,408	3,903	2.639
France	1,728	2,474	3,528	4,602
Korea	970	866	1,940	1,780
United Kingdom	935	685	1,857	1,358
Sweden	511	579	1,059	1,048
Other	602	309	930	687

Total	$11,806	$10,817	$23,072	$21,037

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid.

Net long-lived assets by principal geographic areas were as follows:

	July 31, 2012	January 31, 2012
United States	$2,423	$2,940
Japan	109	123
Germany	137	79
France	99	62
Other	78	20

Total property and equipment	$2,846	$3,224

18. New Accounting Guidance

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The Company adopted ASU 2011-05 in its first quarter of fiscal year 2013 and applied it retroactively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provides a consistent definition of fair value measurement and closely aligns disclosure requirements between U.S. GAAP and International Financial Reporting Standards. This update is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company adopted this standard in its first quarter of fiscal year 2013, and there was no material impact on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Result of Operations appearing in our registration statement on Form S-1 (File No. 333-176019), filed with the SEC, which we refer to as the Registration Statement. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report under “Part II, Other Information – Item 1A, Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Except as otherwise indicated, all share and per share information referenced in this report has been adjusted to reflect the 1-for-6.5 reverse split of our common stock effected on June 8, 2012.

As used herein, except as otherwise indicated by context, references to “we,” “us,” “our,” or the “Company” refer to Exa Corporation.

Overview

We develop, sell and support simulation software and services that vehicle manufacturers use to enhance the performance of their products, reduce product development costs and improve the efficiency of their design and engineering processes. Our solutions enable engineers and designers to augment or replace conventional methods of evaluating design alternatives that rely on expensive and inefficient physical prototypes and test facilities, such as wind tunnels, with accurate digital simulations that are more useful and timely. Our simulation solutions enable our customers to gain crucial insights about design performance early in the design cycle, reducing the likelihood of expensive redesigns and late-stage engineering changes. As a result, our customers realize significant cost savings and fundamental improvements in their vehicle development process.

Simulation-driven design has enabled product and process improvements in many industries, and as a result, the process in which products are conceptualized and developed is undergoing a radical transformation. Digital simulation not only provides feedback earlier and in a more useful form than traditional approaches, but in many areas simulation has reached a level of accuracy and robustness that is sufficient to enable a manufacturer to rely solely on its results for design decisions, without prototype testing.

Global vehicle manufacturers face increasing pressure, from government mandates as well as from consumers, to improve the efficiency of their products and to reduce particulate and greenhouse gas emissions. This requires different powertrain choices (diesel, electric, hybrid), changes in the shape of the vehicle, and reductions in vehicle weight. Consumers also demand improved quality and durability, and equally important, innovative and emotionally expressive designs. In addition, manufacturers are offering a broader array of vehicles for different niche customer segments and geographies on a faster design refresh schedule than in the past. We believe these industry forces favor the adoption of simulation-driven design.

One of the most critical challenges for our customers in their vehicle development processes is measuring or predicting how a vehicle feature or a mechanical system will interact with air, water or other fluids. For example, developing vehicles with reduced aerodynamic drag is critical to achieving the improvements in fuel efficiency that are increasingly desired by customers and mandated by government regulations. Our core product, PowerFLOW, is an innovative software solution for simulating complex fluid flow problems, including aerodynamics, thermal management, and aeroacoustics, or wind noise. PowerFLOW relies upon a proprietary technology that we refer to as Digital Physics, based on algorithms known as the lattice Boltzmann method. Our proprietary technology enables PowerFLOW to predict complex fluid flows with a level of reliability comparable to or better than physical testing. The combination of PowerFLOW’s accuracy and timeliness provides results that are superior to those of alternative computational fluid dynamics, or CFD, methods.

We currently focus primarily on the ground transportation market, including manufacturers in the passenger vehicle, highway truck, off-highway vehicle and train markets, as well as their suppliers. Over 90 manufacturers currently utilize our products and services, including 13 of the global top 15 passenger vehicle manufacturer groups such as BMW, Ford, Hyundai, Jaguar Land Rover, Nissan, Porsche, Renault, Toyota and Volkswagen; truck and off-highway vehicle manufacturers such as AGCO, Hyundai, Kenworth, Kobelco, MAN, Peterbilt, Scania and Volvo Truck; and suppliers to these manufacturers, such as Cummins, Denso and Magna Steyr. We are also beginning to explore other markets in which we believe the capabilities of PowerFLOW have broad application, such as the aerospace, oil and gas production, chemical processing, architecture, engineering and construction, power generation, biomedical and electronics industries.

We derive our revenue primarily from the sale of our simulation software, using an annual capacity-based licensing model. Customers usually purchase PowerFLOW simulation capacity under one-year licenses. Simulation capacity may be purchased as software-only, to be run on the customer’s own computer hardware, or provided in the form of software-as-a-service, via our hosted PowerFLOW OnDemand offering. To introduce new customers to our simulation solutions, we typically perform fixed-price projects that include simulation services accessed via our OnDemand facilities, along with engineering and consulting services. Customers typically license our products for one application, such as aerodynamics, and over time expand to other applications such as thermal management or aeroacoustics.

We sell our products and project services primarily through our direct sales force, including sales executives and applications engineering teams deployed near our customers in the United States, United Kingdom, France, Germany, Italy, Japan, Korea and China and through a distributor in India and through a sales agent in Brazil. In our customer engagement model, our applications management teams engage with our customers in long-term relationships focused on identifying problems that we can help them solve, demonstrating the value of our solutions and ensuring that the customer achieves maximum benefit from them. In this process we interact continuously with our customers to improve our software and services and add new solutions, and at the same time deepen our knowledge of their industry.

We were founded in 1991 and had 221 employees worldwide at July 31, 2012. Our corporate headquarters, including our principal administrative, marketing, technical support, research and product development facilities, are located in Burlington, Massachusetts.

Critical Accounting Policies

The preparation of the unaudited financial statements requires that we make estimates that affect the reported accounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

During the three and six months ended July 31, 2012, there were no significant changes in our critical accounting policies or estimates.

For a description of those of our accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Registration Statement.

Restatement

The Company has restated its financial statements for the three and six months ended July 31, 2011 as described below.

Fiscal year 2012 interim financial statements (unaudited)

On January 28, 2011 the Company issued warrants for preferred stock which were inappropriately classified as equity awards rather than liability awards and were not marked to market at April 30, 2011 and July 31, 2011. As a result the Company recorded $65 and $452 of additional expense during the three months ended April 30, 2011 and July 31, 2011, respectively, which had not previously been recorded. In addition, the Company corrected a number of other errors relating to the fiscal year 2012 interim financial statements as follows: recorded $124 and $144 of net revenue adjustments due to errors in recognizing revenue over the appropriate term during each of the three months ended April 30, 2011 and July 31, 2011, respectively, reclassified $38 of deferred financing costs from operating costs into interest expense during the three months ended July 31, 2011, recorded $38 of state tax expense due to previously unidentified sales tax expense in certain states where the Company did not collect and remit sales tax during each of the three months ended April 30, 2011 and July 31, 2011, and expensed $12 of previously capitalized costs, which did not qualify for capitalization in connection with the Company’s initial public offering of its common stock in the three months ended July 31, 2011.

The effects of the restatement on the Company’s unaudited consolidated statement of operations for the three months ended July 31, 2011 are as follows:

	Three Months Ended July 31, 2011
(in thousands)	Previously Reported	Adjustments	Restated
Total revenues	$10,961	$(144)	$10,817
General and administrative expense	1,870	9	1,879
Total operating expenses	9,508	9	9,517
Income from operations	1,453	(153)	1,300
Foreign exchange gain	92	(1)	91
Interest expense, net	(217)	(43)	(260)
Other income (expense), net	148	(452)	(304)
Provision for income taxes	85	260	345
Net income	$1,391	$(909)	$482

The effects of the restatement on the Company’s unaudited consolidated statement of operations for the six months ended July 31, 2011 are as follows:

	Six Months Ended July 31, 2011
(in thousands)	Previously Reported	Adjustments	Restated
Total revenues	$21,305	$(268)	$21,037
General and administrative expense	3,501	16	3,517
Total operating expenses	18,425	16	18,441
Income from operations	2,879	(283)	2,596
Foreign exchange loss	(372)	—	(372)
Interest expense, net	(459)	(72)	(531)
Other income (expense), net	279	(517)	(238)
Net income	$2,192	$(1,472)	$720

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended July 31,
(in thousands)	2012	2011
License revenue	$10,188	$9,552
Project revenue	1,618	1,265

Total revenue	11,806	10,817

Operating expenses: (1)
Cost of revenues	3,112	2,765
Sales and marketing	1,709	1,310
Research and development	4,157	3,563
General and administrative	1,910	1,879

Total operating expenses	10,888	9,517

Income from operations	918	1,300
Foreign exchange gain	326	91
Interest and other income (expense), net	36	(564)

Income before income taxes	1,280	827
Provision for income taxes	382	345

Net income	$898	$482

(1)	Amounts include stock-based compensation expense, as follows:

	Three Months Ended July 31,
(in thousands)	2012	2011
Cost of revenues	$27	$14
Sales and marketing	47	23
Research and development	76	52
General and administrative	84	20

Total	$234	$109

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

	Three Months Ended July 31,
	2012	2011
License revenue	86.3%	88.3%
Project revenue	13.7	11.7

Total revenue	100	100
Operating expenses:
Cost of revenues	26.4	25.6
Sales and marketing	14.5	12.1
Research and development	35.2	32.9
General and administrative	16.2	17.4

Total operating expenses	92.3	88.0
Income from operations	7.7	12.0
Foreign exchange gain	2.8	0.9
Interest and other income (expense), net	0.3	(5.2)

Income before income taxes	10.8	7.7
Provision for income taxes	3.2	3.2

Net income	7.6%	4.5%

Three months ended July 31, 2012 compared to three months ended July 31, 2011

Revenues. License revenue increased 6.7%, to $10.2 million for the three months ended July 31, 2012 from $9.6 million for the three months ended July 31, 2011. Of this increase, $0.6 million was due to an increase in consumption of licensed simulation capacity by our existing customers, and $0.2 million was attributable to new customers. License revenue growth was impacted by the loss of one significant motorsports customer who contributed to revenue in the three months ended July 31, 2011, but has since closed their motorsports division. Project revenue increased 27.9%, to $1.6 million for the three months ended July 31, 2012 from $1.3 million for the three months ended July 31, 2011, due to increased project activity. Foreign exchange fluctuations, particularly the weakness of the Euro, negatively impacted total revenue by $0.5 million for the three months ended July 31, 2012 as compared to the three months ended July 31, 2011.

Cost of Revenues. Cost of revenues increased 12.6%, to $3.1 million for the three months ended July 31, 2012 from $2.8 million for the three months ended July 31, 2011, and also increased as a percentage of total revenue from 25.6% to 26.4%, respectively. Increases of $0.5 million in employee related costs due to increases in headcount in our application engineering organizations, $0.1 million in other employee related costs, which include travel expenses, 401(k) fees, and stock compensation expenses, were partially offset by decreases of $0.2 million in royalty costs, and $0.1 million in rent expense. The decrease in royalty costs was the result of our acquisition from science + computing AG in November 2011 of certain intellectual property assets related to our PowerVIZ product on which we had previously paid royalties.

Sales and Marketing Expenses. Sales and marketing expenses increased 30.5%, to $1.7 million, or 14.5% of total revenue, for the three months ended July 31, 2012 from $1.3 million, or 12.1% of total revenue, for the three months ended July 31, 2011. The increase in sales and marketing expenses was primarily due to increases of $0.3 million in employee-related costs, and $0.1 million in other employee related expenses, which include travel expenses, meal and entertainment expense, recruiting fees, and stock compensation expenses.

Research and Development Expenses. Research and development expenses increased 16.7%, to $4.2 million, or 35.2% of total revenue, for the three months ended July 31, 2012 from $3.6 million, or 32.9% of total revenue, for the three months ended July 31, 2011. The increase in research and development expenses was primarily due to increases of $0.6 million in salaries and wages due to additional staff, and $0.1 million in 401(k) administration expenses. Increases were partially offset by a decrease of $0.1 million between marketing expenses and depreciation expense.

General and Administrative Expenses. General and administrative expenses remained unchanged at $1.9 million for the three months ending July 31, 2012 and July 31, 2011, but decreased as a percentage of revenue to 16.2% from $17.4%, respectively. Increases of $0.2 million in accounting and audit fees related to tax engagements, and $0.1 million in depreciation expense, were completely offset by a decrease of $0.3 million in other business expenses, which primarily relates to the release of a sales tax reserve which, after a state-by-state customer review conducted in the second quarter, was determined to no longer be required.

Foreign Exchange. The Company recorded $0.3 million in foreign currency gains for the three months ended July 31, 2012 as compared to $0.1 million in foreign currency gains for the three months ended July 31, 2011. The change relates to the monthly translation of our foreign operations from local currency to United States Dollars, and the settlement of our intercompany balances.

Interest, Net. Interest expense, net for the three months ended July 31, 2012 was $0.4 million, compared to $0.3 million for the three months ended July 31, 2011. Interest charges on borrowings under our Loan and Security Agreement and our line of credit plus increased debt financing costs account for the increase.

Other Income (Expense), Net. Other income (expense) for the three months ended July 31, 2012 was $0.4 million, compared to ($0.3) million for the three months ended July 31, 2011. The increase was related to a $0.6 million net change in the carrying value of the convertible preferred stock warrants and a $0.1 million change in the carrying value of the equity participation right.

Income Tax Expense. Income tax expense for the three months ended July 31, 2012 was $0.4 million, compared to $0.3 million for the three months ended July 31, 2011. Our effective income tax rate, including discrete items, was 43% and 72% for the three months ended July 31, 2012 and 2011, respectively. Our effective income tax rate is based upon estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods and the resolution or identification of tax position uncertainties. The discrete items include the tax effect primarily from mark to market adjustments on our warrants and equity participation right offset by discrete taxable foreign exchange gains. For the three months ended July 31, 2012, the effective income tax rate deviated from the federal statutory tax rate mainly due to the effects of permanent tax adjustments, discrete items, state research and development credits, and state taxes. Additionally, the effective rate is impacted by the different tax rates for income in foreign jurisdictions.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Six Months Ended July 31,
(in thousands)	2012	2011
License revenue	$20,173	$18,729
Project revenue	2,899	2,308

Total revenue	23,072	21,037

Operating expenses: (1)
Cost of revenues	6,335	5,576
Sales and marketing	3,309	2,584
Research and development	8,297	6,764
General and administrative	3,940	3,517

Total operating expenses	21,881	18,441

Income from operations	1,191	2,596
Foreign exchange gain (loss)	326	(372)
Other expense, net	(310)	(769)

Income before income taxes	1,207	1,455
Income tax expense	298	735

Net income	$909	$720

(1)	Amounts include stock-based compensation expense, as follows:

	Six Months Ended July 31,
(in thousands)	2012	2011
Cost of revenues	$54	$23
Sales and marketing	94	25
Research and development	157	65
General and administrative	170	29

	$475	$142

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

	Six Months Ended July 31,
	2012	2011
License revenue	87.4%	89.0%
Project revenue	12.6	11.0

Total revenue	100	100
Operating expenses:
Cost of revenues	27.5	26.5
Sales and marketing	14.3	12.3
Research and development	36.0	32.2
General and administrative	17.0	16.7

Total operating expenses	94.8	87.7
Income from operations	5.2	12.3
Foreign exchange gain (loss)	1.4	(1.8)
Other expense, net	(1.4)	(3.7)

Income before income taxes	5.2	6.8
Income tax expense	1.3	3.5

Net income	3.9%	3.3%

Six Months Ended July 31, 2012 Compared to Six Months Ended July 31, 2011

Revenues. Revenues for the six months ended July 31, 2012 were $23.1 million, an increase of $2.1 million, or 9.7%, over revenues of $21.0 million for the six months ended July 31, 2011. The increase was due to $0.3 million in sales of simulation capacity to new customers and a $1.8 million increase in consumption of simulation capacity by existing customers. License revenue growth was impacted by the loss of one significant motorsports customer who contributed to revenue in the six months ended July 31, 2011, but has since closed their motorsports division. Project revenue increased 25.6% over the six months ended July 31, 2011 due to increased project activity. Foreign exchange fluctuations, particularly the weakness of the Euro, negatively impacted total revenue for the six months ended July 31, 2012 by $0.7 million compared to the six months ended July 31, 2011.

Cost of Revenues. Cost of revenues for the six months ended July 31, 2012 was $6.3 million, an increase of $0.7 million, or 13.6%, over cost of revenues of $5.6 million for the six months ended July 31, 2011. As a percentage of revenues, cost of revenues increased to 27.5% for the six months ended July 31, 2012 from 26.5% from the six months ended July 31, 2011. The increase in dollar amount primarily resulted from increases of $1.0 million in employee-related costs attributable to our existing personnel and the hiring of additional application engineering personnel, $0.1 million in data center costs due to increased utilization of our simulation services, $0.1 million increase in travel expenses. These increases were partially offset by decreases in $0.4 million in royalty costs, and $0.1 million in cost of revenues rent expense. The decrease in royalty costs was the result of our acquisition from science + computing AG in November 2011 of certain intellectual property assets related to our PowerVIZ product on which we had previously paid royalties.

Sales and Marketing Expenses. Sales and marketing expenses for the six months ended July 31, 2012 were $3.3 million, an increase of $0.7 million, or 28.0%, over sales and marketing expenses of $2.6 million for the six months ended July 31, 2011. As a percentage of revenues, sales and marketing expenses increased to 14.3% for the six months ended July 31, 2012 from 12.3% for the six months ended July 31, 2011. The increase in dollar amount was due primarily to a $0.4 million in employee-related costs attributable to our existing personnel and additional sales and marketing personnel, a $0.1 million increase in travel expenses, a $0.1 million increase in recruiting fees, and a $0.1 million increase in stock compensation expenses.

Research and Development Expenses. Research and development expenses for the six months ended July 31, 2012 were $8.3 million, an increase of $1.5 million, or 22.7%, from research and development expenses of $6.8 million for the six months ended July 31, 2011. As a percentage of revenues, research and development expense increased to 36.0% for the six months ended July 31, 2012 from 32.2% for the six months ended July 31, 2011. The increase in dollar amount was due primarily to a $1.0 million increase in salary and wage expenses, attributable to our existing personnel and the hiring of additional research and development personnel, and $0.2 million increase in 401(k) administration fees, a $0.1 million increase in stock compensation expense, a $0.1 million increase in other professional services, and a $0.1 million increase in data center costs.

General and Administrative Expenses. General and administrative expenses for the six months ended July 31, 2012 were $3.9 million, an increase of $0.4 million, or 12.0%, over general and administrative expenses of $3.5 million for the six months July 31, 2011. As a percentage of revenues, general and administrative expenses increased to 17.0% for the six months ended July 31, 2012, from 16.7% for the six months ended July 31, 2011. The increase was primarily due to a $0.2 million increase in depreciation expenses, a $0.2 million in salaries and wages expenses, a $0.1 million increase in stock compensation expenses, and a $0.1 million increase in legal fees, which were partially offset by a decrease of $0.3 million in other business expenses, which primarily relates to the release of a sales tax reserve which, after a state-by-state customer review conducted in the second quarter, was determined to no longer be required.

Foreign Exchange. The Company recorded $0.3 million in foreign currency gains for the six months ended July 31, 2012 as compared to $0.4 million in foreign currency losses for the six months ended July 31, 2011. The change relates to the monthly translation of our foreign operations from local currency to United States Dollars, and the settlement of our intercompany balances. .

Interest, Net. Interest expense, net for the six months ended July 31, 2012 was $0.8 million, compared to $0.5 million for the six months ended July 31, 2011. Increased borrowings under our Loan and Security Agreement, increased debt financing costs and amounts outstanding under our line of credit contributed to the increase in interest expense.

Other Income (Expense), Net. Other income (expense) for the six months ended July 31, 2012 was $0.5 million, compared to ($0.2) million for the six months ended July 31, 2011. The increase was related to a $0.7 million net change in the carrying value of the convertible preferred stock warrants.

Income Tax Expense. Income tax expense for the six months ended July 31, 2012 was $0.3 million, compared to $0.7 million for the six months ended July 31, 2011. Our effective income tax rate, including discrete items, was 25% and 51% for the six months ended July 31, 2012 and 2011, respectively. Our effective income tax rate is based upon estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods and the resolution or identification of tax position uncertainties. For the six months ended July 31, 2012, our effective income tax rate was lower than the federal statutory tax rate mainly due to the impact of discrete items. The rate was favorably impacted by discrete mark-to-market adjustments on the Company’s warrants and equity participation right offset by discrete taxable foreign exchange gains for the six months ended July 31, 2012.

Non-GAAP Measures

From time to time we provide certain non-GAAP financial measures to investors as additional information in order to supplement our consolidated financial statements, which are presented in accordance with accounting principles generally accepted in the United States, or GAAP. The non-GAAP financial information presented here should be considered in conjunction with, and not as a substitute for or superior to the financial information presented in accordance with GAAP and should not be considered a measure of our liquidity. There are significant limitations associated with the use of non-GAAP financial measures. Further, these measures may differ from the non-GAAP information, even where similarly titled or used by other companies and therefore should not be used to compare our performance to that of other companies.

Adjusted EBITDA. We define Adjusted EBITDA as EBITDA, excluding non-cash, share-based compensation expense. We define EBITDA as net income, excluding depreciation and amortization, interest expense, other income (expense), foreign exchange gain (loss) and provision for income taxes. The GAAP measure most comparable to Adjusted EBITDA is GAAP net income.

Non-GAAP operating income. We define non-GAAP operating income as GAAP operating income excluding non-cash, share-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP operating income is GAAP operating income.

Non-GAAP net income. We define non-GAAP net income as GAAP net income excluding the after tax impact of non-cash, share-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP net income is net income.

Non-GAAP net income per diluted share. We define non-GAAP net income per diluted share as GAAP net income per diluted share excluding the after tax impact of non-cash, share-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP net income per diluted share is GAAP net income per diluted share.

Our management uses these non-GAAP financial measures to evaluate our operating performance and for internal planning and forecasting purposes. We believe that these measures help identify underlying trends in our business, are useful for comparing current results with prior period results, and are helpful to investors and financial analysts in assessing our operating performance. For example, our management considers Adjusted EBITDA to be an important indicator of our operational strength and the performance of our business and a good measure of our historical operating trends. However, each of these non-GAAP financial measures may have limitations as an analytical tool.

In considering our Adjusted EBITDA, non-GAAP operating income, non-GAAP net income and non-GAAP net income per diluted share, investors should take into account the following reconciliations of these non-GAAP financial measures to the comparable GAAP financial measures:

Adjusted EBITDA:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
(in thousands)		Restated		Restated
Net income	$898	$482	$909	$720
Depreciation and amortization	474	377	933	701
Interest expense, net	409	260	821	530
Other (income) expense, net	(445)	304	(511)	238
Foreign exchange (gain) loss	(326)	(91)	(326)	372
Provision (benefit) for income taxes	382	345	298	735

EBITDA	1,392	1,677	2,124	3,296
Non-cash, stock based compensation expense	234	109	475	142

Adjusted EBITDA	$1,626	$1,786	$2,599	$3,438

Non-GAAP operating income:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
(in thousands)		Restated		Restated
Operating income	$918	$1,300	$1,191	$2,596
Add back:
Non-cash stock based compensation expense	234	109	475	142
Non-cash amortization of acquired intangible assets	97	—	194	—

Non-GAAP operating income	$1,249	$1,409	$1,860	$2,738

Non-GAAP net income:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
(in thousands)		Restated		Restated
Net income	$898	$482	$909	$720
Add back:
Non-cash stock based compensation expense	234	109	475	142
Non-cash amortization of acquired intangibles	97	—	194	—
Income tax effect (1)	(115)	(38)	(233)	(49)

Non-GAAP net income	$1,114	$553	$1,345	$813

Non-GAAP net income, per diluted share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
		Restated		Restated
Net income per diluted share	$0.08	$0.05	$0.08	$0.07
Add back:
Non-cash stock based compensation expense	0.02	0.01	0.04	0.01
Non-cash amortization of acquired intangibles	0.01	—	0.02	—
Income tax effect (1)	(0.01)	—	(0.02)	—

Non-GAAP net income, per diluted share	$0.10	$0.06	$0.12	$0.08

(1)	The tax effect of non-cash stock based compensation expense and non-cash amortization of acquired intangibles is estimated using a blended tax rate equivalent to our annual estimated United States federal tax rate and our State tax rate, exclusive of our net federal benefit. This rate is based on our estimated annual GAAP income tax rate forecast. Our estimated tax rate on non-GAAP income is determined annually and may be adjusted during the year to take into account events or trends that we believe materially impact the estimated annual rate including, but not limited to, significant changes resulting from tax legislation, material changes in the geographic mix of revenues and expenses and other significant events. Due to the differences in the tax treatment of items excluded from non-GAAP earnings, as well as the methodology applied to our estimated annual tax rates as described above, our estimated tax rate on non-GAAP income may differ from our GAAP tax rate and from our actual tax liabilities.

Liquidity

Net Cash Flows from Operating Activities

Cash payments from our customers fluctuate due to timing of new and renewal license sales, which typically coincide with our customers’ budget cycles. The fourth quarter of each fiscal year generally has the highest license sales, with payment of the license fee becoming due at the commencement of the license term.

As a result, our cash flows from operations are typically highest in the first quarter of each fiscal year. Customers are invoiced in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenue, with deferred revenues being recognized ratably over the term of the subscription agreement. Increases in deferred revenue are attributable to growth in new business, offset by the related license revenues that are recognized ratably over time.

Our operating activities provided net cash of $1.6 million in the six months ending July 31, 2012 and $9.8 million in the six months ending July 31, 2011. Variations in the amount of our net cash provided or used by operating activities are primarily the result of changes in the amount of our working capital accounts, mainly accounts receivable and deferred revenue, the timing of cash payments from our customers and of our cash expenditures, principally employee salaries and accounts payable, payments of value added taxes and consumption taxes on the receivables of our foreign subsidiaries.

For the six months ended July 31, 2012, net cash provided by operating activities of $1.6 million was primarily the result of $0.9 million of net income, plus a $15.2 million decrease in accounts receivable, and a $2.3 million decrease in other assets, less a $12.0 million decrease in deferred revenues, a $4.3 million decrease in accrued expenses, and a $1.2 million decrease in accounts payable.

For the six months ended July 31, 2011, net cash provided by operating activities of $9.8 million was primarily the result of $0.7 million of net income plus a $20.3 million decrease in accounts receivable, and a $1.8 million increase in accounts payable, less a $8.6 million decrease in deferred revenue, and a $2.6 million decrease in accrued expenses.

Net Cash Flows from Investing Activities

For the six months ended July 31, 2012, net cash used in investing activities was $0.2 million, consisting of the purchases of property and equipment to support growth in our business operations. For the six months ended July 31, 2011, net cash used in investing activities was $0.1 million, consisting of the purchases of property and equipment to support the growth in our business operations.

Net Cash Flows from Financing Activities

For the six months ended July 31, 2012, net cash provided by financing activities was $30.2 million, representing $34.6 million in proceeds from our initial public offering of common stock and $3.5 million of proceeds from long-term debt borrowings, which were partially offset by payments on our line of credit of $7.0 million.

For the six months ended July 31, 2011, net cash used in financing activities was $3.4 million, representing a $3.0 million net decrease in our line of credit and $0.3 million in payments on our capital lease obligation.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of July 31, 2012 or January 31, 2012.

Capital Resources

Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new solutions and applications, the sales and marketing resources needed to further penetrate our market and gain acceptance of new solutions and applications we develop, the expansion of our operations in the United States and internationally and the response of competitors to our solutions and applications. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. Our practice has been to reinvest the undistributed earnings of our foreign subsidiaries in their local jurisdictions, and we currently do not intend to repatriate such earnings. As of July 31, 2012 and January 31, 2012, approximately $3.7 million and $10.3 million, respectively, of our cash is held in bank accounts outside the United States and may not be completely available to fund our domestic operations and obligations without paying taxes upon repatriation.

We expect to be able to meet the funding needs of our United States operations without repatriating undistributed earnings that have been reinvested in our international subsidiaries.

We believe our cash on hand, cash flows from our operations and available borrowing capacity under our lines of credit will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

Seasonality

We have experienced and expect to continue to experience seasonal variations in the timing of customers’ purchases of our software products. Many customers make purchase decisions based on their budget cycles, which typically coincide with the calendar year, except in Japan. Because our software products are sold pursuant to annual subscription agreements and we recognize revenue from these subscriptions over the term of the agreement, downturns or upturns in invoices may not be immediately reflected in our operating results.

However, these seasonal trends materially affect the timing of our cash flows, as we generally receive the annual license fee at the time the license term commences. As a result, our cash flows from operations are typically highest in the first quarter of each fiscal year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

As we conduct business in multiple international currencies throughout the world, our international operations generate revenue and incur expenses that are denominated in foreign currencies. These amounts could be materially affected by currency fluctuations. Our principal exposures are to fluctuations in exchange rates for the United States dollar versus the Euro, British pound, Japanese yen, Chinese yuan and Korean dollar. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international operations maintain cash balances denominated in foreign currencies. To reduce the risk associated with translation of foreign cash balances into our reporting currency, we typically avoid maintaining excess cash balances in foreign currencies. To date, we have not hedged our exposure to changes in foreign currency exchange rates and, as a result, we could incur unanticipated translation gains and losses.

The Euro was approximately 12.7% weaker against the U.S. dollar on average for the quarter ended July 31, 2012, when compared with the quarter ended July 31, 2011. The net impact to revenue and operating income was a decrease of approximately $554 and $178, respectively, during the quarter ended July 31, 2012, as compared with the same quarter of 2011.

On average for the six months ended July 31, 2012, the Euro was approximately 8.9% weaker against the U.S. dollar when compared to the six months ended July 31, 2011. The net overall impact to revenue and operating income was a decrease of approximately $733 and $227, respectively, during the six months ended July 31, 2012, as compared to the six months ended July 31, 2011.

The exchange rate impact of other currencies for both the quarter ended July 31, 2012 and the six months ended July 31, 2012 were immaterial when compared to the same three and six month periods ended July 31, 2011.

For the six months ended July 31, 2012, a 10% increase in the exchange rates for the United States dollar versus the Euro, British pound, Japanese yen, Chinese yuan and Korean dollar would have resulted in a $1.2 million decrease in revenue.

Interest Rate Sensitivity

Our outstanding long-term debt carries interest at a fixed rate. Our revolving bank line of credit bears interest at a floating rate. We do not believe that we are exposed to material interest rate risk at this time. Our outstanding borrowings under our revolving bank line of credit as of January 31, 2012 were $7.0 million, which was paid in full as of July 31, 2012. Our cash is maintained in interest bearing bank accounts. Interest income is sensitive to changes in the general level of United States and international interest rates. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash and short-term investments are relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Material Weakness in Internal Control over Financial Reporting.

As discussed in the Registration Statement, our management has determined that we have the following material weaknesses in our internal control over financial reporting: (1) we do not have the appropriate resources and controls to properly account for taxes and (2) we do not have adequate oversight and controls related to the accounting for complex equity arrangements. These deficiencies constituted material weaknesses in our control environment as of as of January 31, 2010, 2011 and 2012 and July 31, 2012. We have concluded that these material weaknesses in our internal control over financial reporting are due to the fact that we do not have the appropriate resources with the appropriate level of experience and technical expertise to account for taxes and complex equity arrangements. In order to remediate these material weaknesses, we have taken and are taking the following actions:

•

we are actively seeking additional accounting and finance staff members, including a senior accounting officer, to augment our current staff and to improve the effectiveness of our financial statement close process

•	we have engaged an external tax advisor to augment our current staff and improve the effectiveness of our tax accounting process; and

•	we are formalizing our accounting policies and internal controls documentation and strengthening supervisory reviews by our management.

Notwithstanding the material weaknesses that existed as of January 31, 2010, 2011 and 2012 and July 31, 2012, our management has concluded that the condensed consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 31, 2012 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of July 31, 2012, were effective for the purposes stated above.

Changes in Internal Control over Financial Reporting

As described under “Material Weakness in Internal Control over Financial Reporting, above, during the period covered by this Quarterly Report on Form 10-Q we have taken and are taking remedial actions intended to correct material weaknesses in our system of internal controls over financial reporting, which remedial actions have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Except for those remedial actions, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

EXA CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending material legal proceedings. However, because of the nature of our business, we may be subject at any particular time to lawsuits or other claims arising in the ordinary course of our business, and we expect that this will continue to be the case in the future.

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Quarterly Report on Form 10-Q and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions including a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, natural disasters or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations and liquidity.

Risks Related to Our Business and Industry

We depend on our PowerFLOW suite of simulation solutions for substantially all of our revenue, and our business will suffer if demand for, or usage of, PowerFLOW declines.

We derive substantially all of our revenue from subscription licenses to use our PowerFLOW software suite and related services. We expect revenue from PowerFLOW to continue to account for substantially all of our revenue for the foreseeable future. If demand for, or usage of, PowerFLOW declines for any reason, our revenue would decline and our operating results would suffer.

We are dependent on a small number of significant customers for a substantial portion of our revenues.

A significant portion of our revenues is derived from renewals by our existing customers of annual licenses to use PowerFLOW, and in any fiscal period, a large portion of our revenue is typically attributable to a small number of significant customers. In fiscal years 2010, 2011 and 2012 and in the three months ended July 31, 2012, approximately 13%, 13%, 13%, and 13% of our revenue, respectively, was attributable to Renault and approximately 10%, 11%, 9% and 8% of our revenue, respectively, was attributable to Toyota. Our relationship with each of these customers is an arm’s length commercial relationship. Our contract with Renault expires in December 2013. We do not have a long-term contract with Toyota. In each of those years and in the three months ended July 31, 2012, approximately 61%, 69%, 64% and 66% of our revenue, respectively, was attributable to our ten largest customers in the aggregate, including Renault and Toyota. Due to the concentration of revenue in a small number of customers, a significant reduction in usage of PowerFLOW by any of these customers, or the non-renewal of their annual licenses, due to the cancellation or postponement of vehicle development programs or for any other reason, could have a materially adverse effect on our results of operations.

Our success depends on continued adoption of digital simulation in our target markets, and if potential customers are unwilling to adopt our digital simulation technologies to augment or replace their traditional physical methods of design validation and testing, our opportunities for future revenue growth may be limited.

Most of our customers and potential customers have historically tested their product designs using experimental methods such as wind tunnels and road tests. Manufacturers often have made substantial investments in physical test facilities and associated staff and infrastructure and have accumulated many years of experience in using these methods. For organizational, cultural, financial or other reasons, potential customers may be reluctant to reduce their reliance on physical experimental methods as the primary means to validate and test their designs. If we are not successful in overcoming these obstacles by demonstrating to potential customers that the results of digital simulation using PowerFLOW can be delivered in a timely and cost effective manner and are sufficiently reliable to be used as the basis of design decisions, they may not adopt, or may delay broader adoption of, our digital simulation technology, which could limit our opportunities for revenue growth and adversely affect our business.

Economic downturns that affect the ground transportation industry may adversely affect our revenues and operating results.

We derive a substantial majority of our total revenue from companies in the ground transportation industry. Accordingly, our future success depends upon the continued demand for digital simulation software and services by companies in this industry. The ground transportation industry and the other manufacturing industries that we serve, or may expand into, periodically experience economic downturns that can adversely affect our business. For example, our license revenue declined in fiscal year 2010, due to the suspension or postponement of vehicle development programs by our customers in response to the 2008 financial crisis and resulting recession, which significantly affected the automotive industry. Furthermore, terrorist attacks, other increased global hostilities and natural disasters have, at times, contributed to widespread uncertainty and speculation in the world financial markets. The impact of events of this kind may be exacerbated by other economic factors, such as increased operating and manufacturing costs due to rising global energy prices or the tightening of the financial and credit markets, and by changes in commercial and consumer preferences and spending habits. In the future, such cyclical trends and economic factors may adversely affect our business by reducing customer capital expenditures, extending design cycles and reducing our revenue and, ultimately, our results of operations. In addition, manufacturers in the ground transportation market tend to adhere to a technology choice for long periods, possibly an entire product development cycle. As a result, a lost opportunity with a given customer may not again become a new opportunity for several years or projects may be delayed if development of a new product is put on hold or terminated.

Adverse changes in the economy and global economic and political uncertainty may also cause delays and reductions in information technology spending by our customers and a deterioration of the markets for our products and services. If adverse economic conditions occur, we would likely experience reductions, delays and postponements of customer purchases that will negatively impact our revenue and operating results.

In the past, worldwide economic downturns and pricing pressures have led to reorganizations of companies in the automotive industry. Such reorganizations have in the past caused delays and reductions in capital and operating expenditures including for products and services like ours. In addition, a consolidation or reorganization affecting a significant customer could result in discontinuation of use by the acquired company of our simulation solutions, if the acquiring company has not adopted our technology or prefers other methods of design verification. Domestic and foreign economic conditions or any other factors that result in reduced spending on new product development by companies in the automotive industry could harm our operating results in the future.

Our lengthy and complicated sales cycle makes it difficult for us to predict the timing of our entry into new license agreements.

The development of our business relationship with a potential customer can be a lengthy process, typically spanning three to six months or longer. Our strategy is to engage initially with new customers, or with new engineering groups within existing customers, by performing fixed-price projects. Once new customers are familiar with the capabilities of our products, they generally, but not always, transition to a license-based model for access to PowerFLOW. Because the license fees for our products can be substantial and the internal process changes necessary for a customer to implement our solution can be significant, the software license sales cycle may involve multiple divisions within a potential customer’s organization and multiple layers of management. Due to the length and complicated nature of our sales cycle, predicting the fiscal period in which a new license agreement will be entered into, if at all, is difficult. Delay in booking a new license agreement could cause our quarterly revenues to fall substantially below our expectations and those of public market analysts and investors. Delays in sales could cause significant shortfalls in our revenue and operating results for any particular period.

Competition from software offered by current competitors and new market entrants, as well from internally developed solutions by our customers, could adversely affect our ability to sell our software products and related services and could result in pressure to price our products in a manner that reduces our profitability.

The market for digital simulation software is characterized by vigorous competition. We consider the primary competition to adoption of our solutions to be our customers’ continued use of physical prototypes and test facilities. We also encounter competition from companies that provide multi-function digital simulation software that is used for various purposes in the ground transportation industry and elsewhere, primarily CD-adapco, with its products STAR-CD and STAR-CCM+, and ANSYS, with its products Fluent and CFX. CD-adapco has a strong presence in the automotive market, and offers capabilities in certain areas where we do not currently focus, such as combustion. ANSYS offers a suite of digital simulation software that includes many applications that we do not address, such as structural mechanics and electromagnetism, which it markets to a broad spectrum of industries. We also compete against open source software such as OpenFOAM that includes computational fluid dynamics capabilities.

In most of our existing and potential new accounts, products such as these are already in use for a variety of purposes, and likely will remain so. Our ability to further penetrate the ground transportation market will therefore depend on our ability to demonstrate that our solutions deliver economic value in the form of significant process and cost improvements that competing products are unable to provide. As we expand our offerings into other markets, we may face competition from the same competitors as well as from companies that we have not typically competed against in the past. Many of our current and potential competitors have greater financial, technical, marketing, service and other resources than we have and may expand into our markets by acquiring other companies or otherwise. As a result, these companies may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. Existing and potential customers may perceive the cost of our solution as being higher than that of our competitors’ products. This perception could become an obstacle to wider adoption of our simulation solutions, or result in pressure to reduce our prices or change our capacity-based pricing model. We may not be able to compete successfully against current or future competitors and competitive pressures may materially adversely affect our business, financial condition and operating results.

The significant cost of deep deployment of our solutions could deter their wider adoption.

Under our capacity-based license model, license fees are based on simulation capacity, purchased on an annual basis. Increased utilization, or continued usage after the expiration of the license term, requires the purchase of additional simulation capacity. As customers increase their reliance on our digital simulation solutions and deploy them more widely within their organizations, their consumption of our simulation capacity increases. For example, one customer has expanded the annual simulation capacity it purchases from us by a factor of over 50 times over a period of six years. At some point, the significant cost of implementing our solutions pervasively throughout their organizations under a capacity-based licensing model may deter our customers from more widely adopting our solutions, which could limit our prospects for growth.

Our success depends in part on our ability to develop and introduce new and enhanced products and we may not be able to timely develop new and enhanced products to satisfy changes in demand.

Our success depends in part on our ability to develop and market new and enhanced solutions on a timely basis. Successful product development and marketing depends on numerous factors, including our ability to anticipate customer requirements, changes in technology, our ability to differentiate our products and solutions from those of our competitors, and market acceptance. Enterprises are requiring their application software vendors to provide greater levels of functionality and broader product offerings. Moreover, our industry is characterized by rapidly changing technologies and evolving industry standards and operating platforms. We may not be able to develop and market new or enhanced solutions in a timely or cost-effective manner or to develop and introduce products that satisfy customer requirements. Our products also may not achieve market acceptance or correctly anticipate technological changes. In particular, a critical component of our growth strategy is to increase the penetration and expansion of PowerFLOW and our related products with our existing customers in the ground transportation market. We may not be successful in developing and marketing, on a timely basis, new products or product enhancements, or adequately addressing the changing needs of our customers and potential customers or successfully increasing the penetration of PowerFLOW and our related products in our existing, or any other, markets.

Our success in penetrating new vertical markets will depend, in part, on our ability to develop a deep understanding of the challenges facing potential customers in those markets.

We have historically concentrated our development efforts primarily on the ground transportation market. While we anticipate that the substantial majority of our revenues will continue to be derived from the ground transportation market for the foreseeable future, in order to achieve our long-term growth goals, we will need to penetrate additional vertical markets, such as the aerospace, oil and gas production, chemical processing, architecture and construction, power generation, biomedical and electronics industries. Our success in the ground transportation market depends on our deep understanding of the design processes utilized by our customers in that market. In order to penetrate new vertical markets, we will need to develop a similar understanding of the design processes, and associated technical difficulties, utilized by participants in those markets. Developing this level of understanding will be a time consuming and potentially expensive process, and we may not be successful. We will also need to demonstrate to potential customers that PowerFLOW and our other products and services can provide digital simulation solutions that compare favorably to physical testing methods as well as the offerings by our competitors with respect to cost, accuracy, set-up time and ease of use. If we fail to penetrate these new vertical markets, our revenue may grow at a slower rate than we anticipate and our financial condition could suffer.

We may not be able to obtain or maintain necessary licenses of third-party technology on commercially reasonable terms, or at all, which could delay product sales and development and adversely impact product quality.

We have incorporated third-party licensed technology into certain of our products. We anticipate that we are also likely to need to license additional technology from third parties in connection with the development of new products or product enhancements in the future. Third-party licenses may not be available to us on commercially reasonable terms, or at all. The inability to retain any third-party licenses required in our current products or to obtain any new third-party licenses to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, and delay or prevent us from making these products or enhancements, any of which could seriously harm the competitive position of our products.

Defects or errors in our products could harm our reputation, impair our ability to sell our products and result in significant costs to us.

PowerFLOW and the other products that we offer are complex and, despite extensive testing and quality control, may contain undetected errors or failures when first introduced or as new versions are released. We have not suffered significant harm from any defects or errors to date, but we have from time to time found defects in our products and we may discover additional defects in the future. We may not find errors in new or enhanced products before the products are released and such errors may not be discovered by us or our customers until after the products have been implemented. We have in the past issued and may in the future need to issue corrective releases of our products to remedy defects and errors. Any of these problems may result in the loss of or delay in customer acceptance and sales of our products, which could have a material, adverse effect on our business, financial position, results of operations and cash flows.

We could be subject to significant expenses and damages because of liability claims related to our products and services.

Our customers’ reliance on our digital simulation solutions or project-based services in their vehicle design processes may entail the risk of product liability claims and associated damages, and our software products and services could give rise to warranty and other claims. As we expand into new market segments outside the ground transportation industry, the risk of product liability exposure may increase. Any errors, defects, performance problems or other failure of our software could result in significant liability to us for damages or for violations of environmental, safety and other laws and regulations. Our agreements with our customers generally contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions in our agreements may not be effective as a result of federal, foreign, state or local laws or ordinances or unfavorable judicial decisions. A substantial product liability judgment against us could materially and adversely harm our operating results and financial condition. Even if our software is not at fault, a product liability claim brought against us could be time consuming, costly to defend and harmful to our operations. In addition, although we carry general liability insurance, our current insurance coverage may be insufficient to protect us from all liability that may be imposed under these types of claims.

If there are interruptions or delays in our PowerFLOW OnDemand services due to third-party error, our own error or the occurrence of unforeseeable events, delivery of our solutions and the use of our service could become impaired, which could harm our relationships with customers and subject us to liability.

We provide PowerFLOW OnDemand services primarily through a data center operated by IBM in Piscataway, New Jersey under an agreement with IBM. IBM provides the system infrastructure and owns or leases the computer hardware used for the PowerFLOW OnDemand services that it hosts. Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems, or those in the IBM data center, to fail, resulting in interruptions in our service. Interruptions or delays in our PowerFLOW OnDemand service could result from the termination of our arrangement with IBM, third-party error, our own error, natural disasters or security breaches. Such interruptions or delays, whether accidental or willful, could harm our relationships with customers, damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability, cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could adversely affect our business, financial condition and results of operations.

If our security measures, or those of third-party providers for our PowerFLOW OnDemand service, are breached and unauthorized access is obtained to client data, clients may curtail or stop their use of our solutions, which could harm our business, financial condition and results of operations.

Our PowerFLOW OnDemand service involves the storage and transmission of confidential information of customers, including their design data. We may also in the course of our service engagements have access to such confidential customer information. If our, or our third-party service providers’, security measures were ever breached as a result of employee error, malfeasance or otherwise, and, as a result, an unauthorized party obtained access to this confidential data, our reputation could be damaged, our business could suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not discovered until launched against a target. As a result, we and our third-party providers may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our or our third-party suppliers’ security occurs, the market perception of our OnDemand services could be harmed and we could lose sales and clients.

Seasonal variations in the purchasing patterns of our customers may lead to fluctuations in the timing of our cash flows.

We have experienced and expect to continue to experience seasonal variations in the timing of customers’ purchases of our software products. Many customers make purchase decisions based on their fiscal year budgets, which often coincide with the calendar year, except for our customers in Japan. These seasonal trends materially affect the timing of our cash flows, as license fees become due at the time the license term commences. As a result, new and renewal licenses have been concentrated in the fourth quarter of our fiscal year, and our cash flows from operations have been highest in the first quarter of the succeeding fiscal year.

Declines in new software license sales or in the rate of renewal of our software may not be fully reflected in our current period operating results and could lead to future revenue shortfalls that could affect our results of operations.

Because our software products are sold pursuant to annual subscription agreements and we recognize revenue from these subscriptions over the term of the agreement, downturns or upturns in new or renewal licenses may not be fully reflected in our current period operating results. We do not intend to report or disclose our bookings or invoices on a current basis. If our new and renewal license purchases in any period decline or fail to grow at a rate consistent with our historical trends, particularly in the fourth quarter of our fiscal year, when a disproportionate percentage of our new license and renewal sales typically occur, our revenue in future periods could fall short of analysts’ expectations which, in turn, could adversely affect the price of our common stock.

Our cost structure is relatively fixed in the short term, which makes it difficult to reduce our expenses quickly in response to declines in revenue or revenue growth.

Most of our expenses, such as those associated with headcount and facilities, are relatively fixed and can be difficult to reduce in the short term. Our expense levels are based in part on our expectations regarding future revenue levels. As a result, if revenue for a particular quarter is below our expectations, our expenses for that quarter may constitute a larger percentage of our operating budget than we planned, causing a disproportionate effect on our expected results of operations and profitability for that quarter.

If we are unable to manage our expected growth, our performance may suffer.

Our business has grown rapidly, and if we are successful in executing our business strategy, this growth will continue as we expand our offerings in the ground transportation market and seek to penetrate new vertical markets. We will need to continue to expand our managerial, operational, financial and other systems and resources to manage our operations, continue our research and development activities, increase our sales force and expand project-based services by increasing our field application engineers and worldwide support staff. It is possible that our management, finance, development personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and products requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and growth goals.

Our business could be adversely affected if we are unable to attract, integrate and retain key personnel.

Our success in the highly competitive digital simulation market depends largely on our ability to attract, integrate and retain highly skilled technical, managerial, consulting, sales and marketing personnel. Competition for these personnel in our industry is intense. We may not be able to continue to attract and retain the appropriately qualified, highly skilled employees necessary for the development of our products and services and the growth of our business, or to replace such personnel who leave our employ in the future. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly scientific, product development and applications management personnel, could make it difficult to meet key objectives, such as timely and effective product introductions, penetration and expansion into existing accounts and growth in our share of the domestic and international digital simulation market.

We may expand by acquiring or investing in other companies, which may divert our management’s attention, result in additional dilution to our stockholders and consume resources that are necessary to sustain our business.

Although we have no agreements or commitments for any material acquisitions, our business strategy may in the future include acquiring complementary services, technologies or businesses. We also may enter into relationships with other businesses to expand our service offerings or our ability to provide service in foreign jurisdictions, which could involve preferred or exclusive licenses, developing channels of distribution or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.

An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the company’s technology is not easily adapted to work with ours or we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities. Our acquisitions may not be successfully integrated or any such acquisitions may not otherwise be successful. If our acquisitions are unsuccessful for any reason, our business may be harmed and the value of your investment may decline.

We sell our products and services internationally and are subject to various risks relating to these international activities; if we fail to manage our international operations effectively, our business, financial condition and results of operations could be adversely affected.

International sales of PowerFLOW and our related products and services are important to our growth and profitability. In the fiscal year ended January 31, 2012, 77% of our revenue was attributable to sales in international markets, and at July 31, 2012, we had 14 offices in 8 countries. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations, and if we are unable to manage the various risks associated with supporting our international sales and service efforts effectively, the growth and profitability of our business may be adversely affected.

Engaging in international business inherently involves a number of other difficulties and risks, including:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	burdens of complying with a wide variety of foreign customs, laws and regulations;

•	burdens of complying with United States laws regulating international business activities, including the United States Foreign Corrupt Practices Act and economic and trade sanctions regimes;

•	natural disasters or outbreaks of infectious diseases affecting the regions in which our customers operate;

•	unexpected changes in tariffs or trade protection measures;

•	import or export licensing requirements and other restrictions on technology imports and exports;

•	potentially negative consequences from changes in foreign government regulations, tax laws and regulatory requirements;

•	laws and business practices favoring local companies;

•	difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs;

•	difficulties and costs of staffing and managing foreign operations;

•	disproportionate management attention or company resources;

•	changes in diplomatic and trade relationships;

•	international terrorism and anti-American sentiment;

•	possible future limitations on the ownership of foreign businesses;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	longer accounts receivable payment cycles;

•	less effective protection of intellectual property; and

•	the challenges of handling legal disputes in foreign jurisdictions.

Because most of our international sales are denominated in the currency of the country where the purchaser is located, as we continue to expand our direct sales presence in international regions, the portion of our accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, increases or decreases in the value of the U.S. dollar relative to foreign currencies may affect our financial position, results of operations and cash flow. Currently, our largest exposures to foreign exchange rates exist with respect to the euro and the Japanese yen. We do not currently hedge our exposure to fluctuations in foreign exchange rates. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

Our exposure to each of these risks may increase our costs, impair our ability to market and sell our products and require significant management attention. Our business, financial position, results of operations and cash flows may be materially adversely affected by any of these risks.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.

We are subject to income taxes in both the United States and various foreign jurisdictions, and we may take certain income tax positions on our tax returns that tax authorities may disagree with. When necessary, we provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions. However, the calculation of our tax liabilities involves the application of complex tax regulations to our global operations in many jurisdictions. Therefore, any dispute with any tax authority may result in a payment that is materially different from our current estimate of the tax liabilities associated with our returns.

Changes in tax laws or tax rulings could materially impact our effective tax rate. There are several proposals to reform United States tax rules being considered by United States law makers, including proposals that may reduce or eliminate the deferral of United States income tax on our unrepatriated earnings, potentially requiring those earnings to be taxed at the U.S.

federal income tax rate, reduce or eliminate our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the United States. Our future reported financial results may be adversely affected by tax rule changes which restrict or eliminate our ability to utilize net operating loss carry-forwards, claim foreign tax credits or deduct expenses attributable to foreign earnings, or otherwise affect the treatment of our unrepatriated earnings.

Our loan agreements contain operating and financial covenants that may restrict our business and financing activities.

We are party to loan and security agreements relating to our working capital line of credit facility with Silicon Valley Bank and our term loan facility with Gold Hill Capital 2008, L.P. and Massachusetts Capital Resource Company. Borrowings under these loan and security agreements are secured by substantially all of our assets, including our intellectual property. Our loan and security agreements restrict our ability to:

•	incur additional indebtedness;

•	redeem subordinated indebtedness;

•	create liens on our assets;

•	enter into transactions with affiliates;

•	make investments;

•	sell assets;

•	make material changes in our business or management;

•	pay dividends, other than dividends paid solely in shares of our common stock, or make distributions on and, in certain cases, repurchase our stock; or

•	consolidate or merge with other entities.

In addition, our working capital line of credit requires us to maintain specified adjusted quick ratio tests. The operating and financial restrictions and covenants in the loan and security agreements governing our working capital line of credit facility and our term loan facility, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under the loan and security agreements, which could cause all of the outstanding indebtedness under both facilities to become immediately due and payable and terminate all commitments to extend further credit.

If we are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either when they mature or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to continue as a going concern.

We may need substantial additional funding and we may be unable to raise capital when needed, which could force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We believe that our cash on hand, cash flows from operations and available borrowing capacity under our lines of credit, will be sufficient to meet our anticipated cash requirements for at least the next twelve months. However, our actual capital requirements will depend on many factors, many of which are outside our control, including:

•	future revenue generation;

•	future operating expenses, including planned increases in our research and development, sales and marketing and general and administrative expenses;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third party intellectual property rights;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Historically, we have financed our operations and internal growth primarily through private placements of our equity securities and debt. We cannot be certain that additional public or private financing will be available in amounts acceptable to us, or at all. If we raise additional funds by issuing equity securities, you may experience dilution. Furthermore, any new securities we issue may have rights, preferences and privileges superior to our common stock. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

Risks Related to Our Intellectual Property

We may not be able to adequately protect our intellectual property rights in internally developed software and other materials and efforts to protect them may be costly.

Our ability to compete effectively is dependent in part upon our ability to protect our intellectual property rights in our software and other materials that we have developed internally. While we hold issued patents and pending patent applications covering certain elements of our technology, these patents, and, more generally, existing patent laws, may not provide adequate protection for portions of the technology that are important to our business. In addition, our pending patent applications may not result in issued patents. We have largely relied on copyright, trade secret and, to a lesser extent, trademark laws, as well as generally relying on confidentiality procedures and agreements with our employees, consultants, customers and vendors, to control access to, and distribution of, technology, software, documentation and other confidential information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain, use or distribute our technology without authorization. If this were to occur, we could lose revenue as a result of competition from products infringing or misappropriating our technology and intellectual property and we may be required to initiate litigation to protect our proprietary rights and market position.

United States patent, copyright and trade secret laws offer us only limited protection and the laws of some foreign countries do not protect proprietary rights to the same extent. Accordingly, defense of our proprietary technology may become an increasingly important issue as we continue to expand our operations and product development into countries that provide a lower level of intellectual property protection than the United States. Policing unauthorized use of our technology is difficult and the steps we take may not prevent misappropriation of the technology we rely on. If competitors are able to use our technology without recourse, our ability to compete would be harmed and our business would be materially and adversely affected.

We may elect to initiate litigation in the future to enforce or protect our proprietary rights or to determine the validity and scope of the rights of others. That litigation may not be ultimately successful and could result in substantial costs to us, the reduction or loss in intellectual property protection for our technology, the diversion of our management attention and harm to our reputation, any of which could materially and adversely affect our business and results of operations.

Claims asserted by the Massachusetts Institute of Technology could subject us to litigation or require the payment by us of royalties.

In 1991, we entered into a license agreement with the Massachusetts Institute of Technology, or MIT, which was subsequently amended in 1993, 1994, 1995 and 1997, relating to two patents related to methods and systems for simulating fluid dynamics that had been developed by an MIT scientist, Dr. Kim Molvig. Dr. Molvig is one of our co-founders, but has not been employed by us since 1998. Under the MIT license agreement, as amended, we were required to pay royalties at rates ranging from 1% to 3%, up to a maximum aggregate amount of $2.8 million, on any sales by us of products that incorporated the licensed technology. We paid minimum annual royalties in the amount of $20,000 per year from 1996 to 2007 under this agreement. In 1998, after we developed the extended lattice Boltzmann method that forms the core of our current product offering, we discontinued the use in our products of the technology licensed from MIT. We ceased paying minimum royalties to MIT in 2007.

In 2011, we were notified by MIT that it believes that we are practicing the patents covered by the license agreement, and therefore are in arrears in the payment of royalties under the agreement. We have advised MIT that we do not believe that we have practiced the subject patents at any time since at least 1998, or that we owe any royalties under the agreement.

As of July 31, 2012, MIT has not commenced suit against us with respect to its claims, and if any such suit is commenced by MIT, we intend to defend it vigorously. Litigation instituted by MIT alleging infringement by us of its patent rights, whether meritorious or not, could be time-consuming to defend and could damage our reputation, result in substantial and unanticipated costs associated with litigation, or result in the payment by us of damages. We believe that if MIT were to prevail in any such litigation, the royalties due under the terms of the license agreement, after giving effect to the approximately $200,000 in royalties that we have already paid, would not exceed approximately $2.6 million (excluding any interest or costs of litigation).

Assertions by any other third party that we infringe its intellectual property, whether successful or not, could subject us to costly and time-consuming litigation and expensive licenses.

The software and technology industries are characterized by frequent litigation based on allegations of infringement or other violations of patents, copyrights, trademarks, trade secrets or other intellectual property rights. We cannot be certain that our products and services do not infringe the intellectual property rights of third parties. Additionally, because our software is integrated with our customers’ business processes and other software applications, third parties may bring claims of infringement against us, as well as our customers and other software suppliers, if the cause of the alleged infringement cannot be easily determined. Although we believe that our intellectual property rights are sufficient to allow us to market our products and services without incurring liability to third parties, third parties may bring claims of infringement or misappropriation against us. Except as set forth above with regard to MIT, no claims of this type have been asserted against us to date. However, such claims of alleged infringement of intellectual property rights of third parties could be asserted against us in the future. We cannot be sure that we would prevail against any such asserted claim. In addition to possible claims with respect to our proprietary information, some of our products contain technology developed by and licensed from third parties and we may likewise be susceptible to infringement or misappropriation claims with respect to these third party technologies.

Claims of alleged infringement of third party intellectual property rights may have a material adverse effect on our business. Any intellectual property rights claim made against us or our customers, with or without merit, could be time-consuming, expensive to litigate or settle, and could divert management attention and financial resources. An adverse determination could prevent us from offering our products or services to our customers and may require that we procure or develop substitute products or services that do not infringe. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. We may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Furthermore, many of our license agreements require us to indemnify our customers for certain third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party. Moreover, such infringement claims may harm our relationships with our existing customers and may deter future customers from subscribing to our services on acceptable terms, if at all.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of employees’ former employers.

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of our employees’ former employers. Litigation may be necessary to defend against these claims. If we fail in defending against such claims, a court could order us to pay substantial damages and prohibit us from using technologies or features that are essential to our products if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. In addition, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to develop, market and support potential products or product enhancements, which could severely harm our business. Even if we are successful in defending against these claims, such litigation could result in substantial costs and be a distraction to management.

Our use of open source software could impose limitations on our ability to provide our services, which could adversely affect our financial condition and operating results.

We utilize open source software in our products. The use and distribution of open source software can lead to greater risks than the use of third-party commercial software, as open source software does not come with warranties or other contractual protections regarding infringement claims or the quality of the code. From time to time parties have asserted claims against companies that distribute or use open source software in their products and services, asserting that open source software infringes their intellectual property rights. We could be subject to suits by parties claiming infringement of intellectual property rights with respect to what we believe to be open source software. In such event, we could be required to seek licenses from third parties in order to continue using such software or offering certain of our services or to discontinue the use of such software or the sale of our affected services in the event we could not obtain such licenses, any of which could adversely affect our business, operating results and financial condition. In addition, if we combine our proprietary software with open source software in a certain manner, we could, under some of the open source licenses, be required to release the source code of our proprietary software.

Risks Related Ownership of Our Common Stock

The concentration of our capital stock ownership with insiders limit your ability to influence corporate matters.

Our executive officers, employees, directors, and stockholders known by us to own 5% or more of our outstanding common stock, together beneficially own or control, in aggregate, approximately 41.6% of the shares of our outstanding common stock. As a result, these executive officers, directors and principal stockholders, were they to act together, would be able to significantly influence most matters that require approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all or of our assets or any other significant corporate transaction. Corporate action might be taken even if other stockholders oppose such action. These stockholders may delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such change of control would benefit our other stockholders. This concentration of stock ownership may adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our common stock.

There was no public market for our common stock prior to our initial public offering of common stock, and you may not be able to resell our shares at or above the price you paid, or at all.

Prior to our initial public offering of common stock, there was no public market for our common stock. Our common stock is currently listed on the NASDAQ Global Market. If an active trading market for our common stock does not develop, the market price and liquidity of our common stock will be materially and adversely affected. An active trading market for our common stock may not develop and you may not be able to resell shares of our common stock at or above the price you paid, or at all.

The market price for our common stock may be volatile, which could contribute to the loss of your investment.

Fluctuations in the price of our common stock could contribute to the loss of all or part of your investment. If an active market for our common stock develops and continues, the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our common stock. In such circumstances the trading price of our common stock may not recover and may experience a further decline.

Factors affecting the trading price of our common stock may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	the effects of seasonality on our business cycle;

•	success of competitive products and services;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period or failure of securities analysts to publish reports about us or our business;

•	changes in financial estimates and recommendations by securities analysts concerning our company, the digital simulation market, or the software industry in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends in the markets we serve, such as the ground transportation market, including changes in estimates of the future size and growth rate of our markets;

•	announcements by us or our competitors of acquisitions, new offerings or improvements, significant contracts, commercial relationships or capital commitments;

•	our ability to market new and enhanced product and services offerings on a timely basis;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving our company, our general industry, or both;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our common stock available for public sale;

•	any major change in our board or management;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our common stock irrespective of our operating performance. The stock market in general, and the NASDAQ Global Market and the market for technology companies and software companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of ours, may not be predictable. A loss of investor confidence in the market for technology or software stocks or the stocks of other companies which investors perceive to be similar to us, the opportunities in the digital simulation market or the stock market in general, could depress our stock price regardless of our business, prospects, financial conditions or results of operations.

In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against the affected company. This type of litigation, even if unsuccessful, could be costly to defend and could distract our management.

Our revenue, operating results and gross margin have historically fluctuated significantly from quarter to quarter, and we expect they will continue to do so, which could cause the trading price of our stock to decline.

Our quarterly revenue and results of operations have fluctuated in the past and may do so in the future as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section in this Quarterly Report on Form 10-Q:

•	our recognition of project revenues during the quarter in which services are completed, rather than ratably over the period of performance of services;

•	our ability to retain and increase sales to existing customers and attract new customers;

•	changes in the volume and mix of products sold in a particular quarter;

•	seasonality of our business cycle, given that our cash flows from operating activities are typically significantly higher in our first fiscal quarter;

•	our policy of expensing sales commissions on license sales at the time license contracts are entered into and the license term commences;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	failure to achieve anticipated levels of customer acceptance of our existing or new applications or platform changes;

•	failure to expand the utilization of PowerFLOW in our customer base or to penetrate new customers and market segments;

•	unexpected outcomes of matters relating to litigation;

•	unanticipated changes in tax rates and tax laws;

•	failure to effectively protect our intellectual property, especially in developing countries;

•	failure to successfully integrate acquired businesses and technologies;

•	renegotiation or termination of royalty or intellectual property arrangements;

•	unanticipated impact of accounting for technology acquisitions, if any;

•	general economic conditions, particularly in countries where we derive a significant portion of our revenue;

•	greater than anticipated expenses or a failure to maintain cost controls;

•	competition, including entry into the market by new competitors and new product offerings by existing competitors;

•	the amount and timing of expenditures related to expanding our operations, research and development, or introducing new products;

•	fluctuations in foreign currency exchange rates;

•	changes in the licensing or payment terms for our products and services; and

•	the purchasing and budgeting cycles of our customers.

Customers may choose not to renew annual licenses, resulting in reduced revenue to us. In addition, customers may wish to negotiate renewals of licenses on terms and conditions that require us to change the way we recognize revenue under our existing revenue recognition practices at the time of such renewal with such customers. Any such changes could result in a material adverse effect on our results.

We expect that the factors listed above and other risks discussed in this prospectus will continue to affect our operating results for the foreseeable future. Because of the factors listed above and other risks discussed in this prospectus, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

The recently enacted JOBS Act will allow us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC, which could undermine investor confidence in our company and adversely affect the market price of our common stock.

The recently enacted JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenues are less than $1.0 billion will, in general, qualify as an emerging growth company until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;

•	the last day of its fiscal year in which it has annual gross revenue of $1.0 billion or more;

•	the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and

•

the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (a) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (b) has been required to file annual and quarterly reports under the Securities Exchange Act of 1934 for a period of at least 12 months, and (c) has filed at least one annual report pursuant to the Securities Act of 1934.

Under this definition, we are currently an emerging growth company and could remain an emerging growth company until as late as January 31, 2018.

The JOBS Act provides that, so long as a company qualifies as an emerging growth company, it will, among other things:

•

be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

•

be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer;

•

be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation; and

•

be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

We have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Although we are still evaluating other provisions of the JOBS Act, we currently intend to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company”. Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an emerging growth company, we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. As a result, investor confidence in our company and the market price of our common stock may be adversely affected.

We are subject to financial and other reporting and corporate governance requirements that may be difficult for us to satisfy. Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Prior to our initial public offering of common stock in July 2012, we operated our business as a private company. As a result of our initial public offering, we became obligated to file with the Securities and Exchange Commission annual and quarterly information and other reports that are specified in Sections 13 and 15(d) of the Exchange Act, and we also became subject to other new financial and other reporting and corporate governance requirements, including the requirements of the Nasdaq Stock Market and certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder, which impose significant compliance obligations upon us, particularly after we are no longer an emerging growth company. These obligations require a commitment of additional resources and result in the diversion of our senior management’s time and attention from our day-to-day operations. In particular, we are required to undertake some or all of the following:

•	create or expand the roles and duties of our board of directors, our board committees and management;

•	institute a more comprehensive financial reporting and disclosure compliance function;

•	hire additional financial and accounting personnel and other experienced accounting and finance staff with the expertise to address the complex accounting matters applicable to public companies;

•	establish an internal audit function;

•	prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

•	establish an investor relations function; and

•	establish new internal policies, such as those relating to disclosure controls and procedures and insider trading.

We may not be successful in complying with these obligations, and compliance with these obligations could be time-consuming and expensive.

We have identified material weaknesses in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, investors could lose confidence in our financial statements and our company, which could have a material adverse effect on our business and stock price.

In order to provide reliable financial reports, mitigate the risk of fraud and operate successfully as a publicly traded company, we must maintain effective control over our financial reporting. In the course of the preparation and audit of our financial statements for fiscal year 2012, we identified material weaknesses in our internal control over financial reporting and, as a result, have concluded that our internal control over financial reporting is not effective in certain respects.

We restated our consolidated financial statements for all periods in the fiscal years ended January 31, 2010 and 2011 and the quarterly periods ended April 30, 2011 and July 31, 2011 after certain material errors were identified. In connection with this restatement, management identified the following material weaknesses in our internal controls: (1) we do not have the appropriate resources and controls to properly account for taxes and (2) we do not have adequate oversight and controls related to the accounting for complex equity arrangements, which resulted in accounting errors. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

When we file our Annual Report on Form 10-K for the fiscal year ending January 31, 2014, we will be required to assess the effectiveness of our internal control over financial reporting as of the end of that fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting that is identified by management. Once we are no longer an emerging growth company, our independent registered public accounting firm will also be required to consider our internal controls over financial reporting and express an opinion as to their effectiveness. If our management or our independent registered public accounting firm identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to conclude that such internal control is effective. If we are unable to conclude that our internal control over financial reporting is effective because the material weaknesses identified above have not been remediated or for any other reason, or, when we are no longer an emerging growth company, if our independent registered public accounting firm is unable to express an opinion that our internal control over financial reporting is effective, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

If securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. Furthermore, if one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline and may also impair our ability to expand our business with existing customers and attract new customers.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on the appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund our future growth and do not expect to declare or pay any dividend on shares of our common stock in the foreseeable future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock appreciates and you sell your shares at a price above your cost. The price of our common stock may not appreciate in value or ever exceed the price that you paid for shares of our common stock.

Anti-takeover provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions in Delaware law, might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•	providing for three classes of directors with the term of office of one class expiring each year, commonly referred to as a staggered board;

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•	controlling the procedures for the conduct and scheduling of board and stockholder meetings;

•	limiting the determination of the number of directors on our board and the filling of vacancies or newly created seats on the board to our board of directors then in office; and

•	providing that directors may be removed by stockholders only for cause.

These provisions, alone or together, could delay hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Future sales, or the availability for sale, of our common stock may cause our stock price to decline.

Sales of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. Upon completion of our initial public offering, we had 13,193,161 shares of common stock outstanding. All shares of our common stock sold in our initial public offering are freely transferable without restriction or additional registration under the Securities Act of 1933. As a result of the expiration of lock-up agreements entered into in connection with our initial public offering, the remaining shares outstanding will be available for sale beginning on or about December 25, 2012, subject to volume and other restrictions as applicable under Rule 144 under the Securities Act of 1933. Any or all of these shares may be released prior to expiration of the lock-up period at the discretion of the lead underwriter for our initial public offering. To the extent these shares are sold into the market, the market price of our common stock could decline

Our ability to use our net operating loss carryforwards may be subject to limitation.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of our net operating loss carryforwards before they expire. We have not determined whether our initial public offering, when considered in conjunction with other transactions during the preceding three-year period, constituted such a change in ownership. Additionally, transactions that may occur in the future could trigger an ownership change pursuant to Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or sales of common stock by us, could have a material adverse effect on our results of operations in future years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities

From May 1, 2012 through July 31, 2012, we issued 903 shares of our common stock to employees at per share prices ranging from $.65 to $6.50 pursuant to exercises of options granted under our 1999 Series G Convertible Preferred Stock Option Plan and our 2007 Stock Incentive Plan, resulting in aggregate cash consideration to us of $4,951.

On July 6, 2012, we issued 67,268 shares of our common stock to Gold Hill Capital 2008, L.P. upon the net exercise of a warrant to purchase 161,538 shares of common stock, resulting in aggregate non-cash consideration to us of $575,990.

The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

(b)	Use of Proceeds

On July 3, 2012, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-176019), which was declared effective by the Securities and Exchange Commission on June 27, 2012. The underwriters for the offering were Stifel Nicolaus & Company, Incorporated, Robert W. Baird & Co. Incorporated, Canaccord Genuity Inc. and Needham & Company, LLC.

The offering included a total of 6,282,774 shares of common stock at a public offering price of $10.00 per share. We issued and sold 4,166,667 shares and the selling stockholders sold 2,116,107 shares, including 32,774 shares sold pursuant to the partial exercise of the underwriters’ over-allotment option. The aggregate sale price for all of the shares sold by us was $41.7 million, resulting in net proceeds to us of approximately $35.3 million after payment of underwriting discounts and commissions and legal, accounting and other fees incurred in connection with the offering. No payments were made by us to any of our directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. The aggregate sales price for all of the shares sold by the selling stockholders, net of underwriting discounts and commissions, was approximately $19.4 million. We did not receive any of the proceeds from the sale of shares of common stock by the selling stockholders.

In July, 2012, we used approximately $4.1 million of the proceeds received from our initial public offering to pay various offering related costs, including, legal, audit and various regulatory filing fees. The balance of the net proceeds was $34.6 million, which was deposited into our operating cash account based in the United States. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on June  28, 2012 pursuant to Rule 424(b).

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Underwriting Agreement, dated June 27, 2012, by and among Exa Corporation, the Selling Stockholders (as defined therein) and Stifel, Nicolas & Company, Incorporated, as representative of the several underwriters named in Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012).

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen A. Remondi, President, Chief Executive Officer and Director of Exa Corporation.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Edmond L. Furlong, Chief Financial Officer of Exa Corporation.

32.1**	Section 1350 Certification, executed by Stephen A. Remondi, President, Chief Executive Officer and Director of Exa Corporation.

32.2**	Section 1350 Certification, executed by Edmond L. Furlong, Chief Financial Officer of Exa Corporation.

101***	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of SEC Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

EXA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXA CORPORATION (Registrant)

By:	/s/ Edmond L. Furlong
Edmond L. Furlong
Authorized Officer and Principal Financial and Accounting Officer

Date: September 13, 2012