Form 10-Q
period 2012-10-31
EXA CORP
filed 2012-12-04
CIK 890264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 30, 2012, 13,270,712 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

EXA CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2012

PART I. UNAUDITED FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Exa Corporation

Consolidated Balance Sheets

(Unaudited)

	As of October 31, 2012	As of January 31, 2012
(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$36,580	$11,468
Accounts receivable, net of allowance for doubtful accounts of $19 and $0, respectively	3,479	19,205
Deferred tax assets	222	225
Prepaid expenses and other current assets	1,133	1,313

Total current assets	41,414	32,211
Property and equipment, net	4,522	3,224
Intangible assets, net	3,187	3,479
Deferred tax assets	12,319	12,573
Other assets	1,167	3,253

Total assets	$62,609	$54,740

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$791	$2,507
Accrued expenses	5,157	9,528
Line of credit	—	7,000
Current portion of long-term debt, net of discount (1)	1,464	795
Current portion of deferred revenue	8,653	28,424
Current maturities of capital lease obligation	1,532	823

Total current liabilities	17,597	49,077
Long-term debt, net of current portion and discount (1)	5,517	3,221
Preferred stock warrant liability	—	1,552
Deferred revenue	954	207
Capital lease obligations	2,017	1,285
Other long-term liabilities	212	401
Deferred rent	1,526	1,753

Total liabilities	27,823	57,496

Commitments and contingencies (Note 14)

Convertible preferred stock, $0.001 par value; 5,000,000 and 77,835,000 shares authorized as of October 31, 2012 and January 31, 2012, respectively; 0 and 55,383,239 shares issued and outstanding as of October 31, 2012 and January 31, 2012, respectively	—	32,678

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 195,000,000 and 92,165,000 shares authorized as of October 31, 2012 and January 31, 2012, respectively; 13,267,765 and 529,630 shares issued as of October 31, 2012 and January 31, 2012, respectively	13	1
Additional paid-in capital	83,526	14,204
Accumulated deficit	(48,714)	(49,586)
Treasury stock (32,502 common shares, at cost), at October 31, 2012 and January 31, 2012	0	0
Accumulated other comprehensive loss	(39)	(53)

Total stockholders’ equity (deficit)	34,786	(35,434)

Total liabilities and stockholders’ equity	$62,609	$54,740

	As of October 31, 2012	As of January 31, 2012
(1) Includes amounts due to a related party, as follows:
Current portion of long-term debt	$267	$227

Long-term debt, net of current portion	$699	$722

The accompanying notes are an integral part of the consolidated financial statements.

Exa Corporation

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
(in thousands, except share and per share data)
Revenue:
License revenue	$10,402	$9,942	$30,575	$28,671
Project revenue	2,295	1,742	5,194	4,050

Total revenue	12,697	11,684	35,769	32,721

Operating expenses:
Cost of revenues	3,644	2,910	9,979	8,486
Sales and marketing	1,529	1,341	4,837	3,925
Research and development	4,113	3,655	12,410	10,419
General and administrative	2,570	1,732	6,510	5,249

Total operating expenses	11,856	9,638	33,736	28,079

Income from operations	841	2,046	2,033	4,642

Other income (expense):
Foreign exchange gain (loss)	(115)	50	211	(322)
Interest expense	(403)	(269)	(1,227)	(802)
Interest income	1	2	3	4
Other income (expense), net	2	14	513	(224)

Total other expense, net	(515)	(203)	(500)	(1,344)

Income before income taxes	326	1,843	1,533	3,298
Provision for income taxes	362	488	661	1,223

Net income (loss)	$(36)	$1,355	$872	$2,075

Net income (loss) per share:
Basic	$(0.00)	$2.74	$0.14	$4.21
Diluted	$(0.00)	$0.13	$0.07	$0.20
Weighted average shares outstanding used in computing income (loss) per share:
Basic	13,264,018	493,820	6,133,987	492,976
Diluted	13,264,018	10,386,820	12,303,723	10,293,969

Comprehensive income (loss):
Net income (loss)	$(36)	$1,355	$872	$2,075
Foreign currency translation adjustments	10	50	14	(322)

Comprehensive income (loss)	$(26)	$1,405	$886	$1,753

The accompanying notes are an integral part of the consolidated financial statements

Exa Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended October 31,
	2012	2011
	(in thousands)
Cash flows provided by (used) for operating activities:
Net income	$872	$2,075
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,475	1,014
Stock-based compensation expense	710	387
Deferred rent expense	(142)	(173)
Non-cash interest	444	251
Mark-to-market adjustment of preferred stock warrant liability	(228)	503
Mark-to-market adjustment of equity participation right	(276)	(276)
Deferred income taxes	257	(10)
Net Change in operating assets and liabilities
Accounts receivable	15,780	20,804
Prepaid expenses and other current assets	104	(759)
Other assets	2,048	(2.947)
Accounts payable	(1,722)	1,243
Accrued expenses	(4,368)	(1,414)
Other liabilities	—	125
Deferred revenue	(19,092)	(15,740)

Net cash (used in) provided by operating activities	(4,138)	5,083

Cash flows used in investing activities:
Purchases of property and equipment	(348)	(99)

Net cash used in investing activities	(348)	(99)

Cash flows provided by (used in) financing activities:
Net decrease in line of credit	(7,000)	(2,995)
Proceeds from borrowings under long-term debt	3,500	—
Proceeds from stock option exercises	31	15
Payments of long-term debt	(816)	—
Payments of capital lease obligations	(675)	(499)
Proceeds from initial public offering, net of $4,157 issuance costs	34,592	—
Payment of debt and line of credit issuance costs	(100)	(112)

Net cash provided by (used in) financing activities	29,532	(3,591)

Effect of exchange rate changes on cash	66	(102)

Net increase in cash and cash equivalents	25,112	1,291

Cash and cash equivalents, beginning of period	11,468	2,780

Cash and cash equivalents, end of period	$36,580	$4,071

Supplemental cash flow disclosures:
Cash paid for interest	$751	$520
Cash paid for income taxes	$773	$583

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment through capital lease	$2,116	$1,751
Cashless exercise of warrants	$67,268	$—

The accompanying notes are an integral part of the consolidated financial statements.

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share amounts)

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

Exa has offices and sells directly in the United States and through subsidiaries in France, Germany, Italy, Japan, Korea, China, and the United Kingdom. The Company also conducts business in Sweden, India, Brazil, Russia, Canada, Finland, Spain and Australia.

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

Initial Public Offering

In July 2012, we completed our initial public offering in which we issued and sold 4,166,667 shares of common stock at a public offering price of $10.00 per share. We received net proceeds of $34,592 after deducting underwriting discounts, commissions and other offering expenses of approximately $4,157. Upon the closing of the initial public offering, each share of the Company’s preferred stock was converted into two thirteenths of a share of the Company’s common stock.

2. Restatement

The Company restated its first two quarters of fiscal year 2012. These restated results have been reflected in the nine months ended October 31, 2011 results presented herein as described below.

Fiscal year 2012 interim financial statements (unaudited)

On January 28, 2011 the Company issued warrants for preferred stock which were inappropriately classified as equity awards rather than liability awards and were not marked to market at April 30, 2011 and July 31, 2011. As a result the Company recorded $65 and $452 of additional expense during the three months ended April 30, 2011 and July 31, 2011, respectively which had not previously been recorded. In addition, the Company corrected a number of other errors relating to the interim financial statements as follows: recorded $124 and $144 of net revenue adjustments due to errors in recognizing revenue over the appropriate term during each of the three months ended April 30, 2011 and July 31, 2011 respectively, reclassified $38 of deferred financing costs from operating costs into interest expense during the three months ended July 31, 2011, recorded $38 of state tax expense due to previously unidentified sales tax expense in certain states where the Company did not collect and remit sales tax, during each of the three months ended April 30, 2011 and July 31, 2011, and expensed $12 of previously capitalized costs which did not qualify for capitalization in connection with the Company’s initial public offering of its common stock, in the three months ended July 31, 2011. The restatement of the unaudited consolidated statement of operations for the three months ended April 30, 2011 and July 31, 2011, respectively, are reflected in the Company’s financial results for the nine months ended October 31, 2011.

3. Summary of Significant Accounting Policies

Basis of Presentation

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share amounts)

The accompanying unaudited consolidated financial statements have been prepared by Exa Corporation in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended January 31, 2012, which are included in the Registration Statement.

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for our first quarter of fiscal 2014. The Company is currently evaluating the impact of adopting ASU 2011-11, but currently does not believe there will be a significant impact on its consolidated results of operations, financial condition, or cash flows.

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

4. Computation of Net Income (Loss) Per Share

Net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the impact of the Company’s outstanding potential common shares, such as shares issuable upon exercise of in-the-money stock options or warrants or upon conversion of convertible preferred stock, when dilutive. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net income per common share. The impact of the accretion of unpaid and undeclared dividends has not been reflected in the weighted average shares used to compute diluted net loss per share as the convertible preferred stock was not entitled to receive undeclared dividends upon such conversion.

The following summarizes the calculation of basic and diluted net (loss) income per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Numerator:
Net (loss) income	$(36)	$1,355	$872	$2,075

Denominator:
Weighted average common shares, basic	13,264,018	493,820	6,133,987	492,976
Dilutive effect of:
Options to purchase common stock	—	98,306	1,357,992	66,851
Options to purchase preferred stock	—	1,244,140	—	1,205,383
Warrants to purchase common stock	—	52,865	51,443	31,403
Convertible preferred stock	—	8,497,689	4,760,301	8,497,356

Weighted average common shares, diluted	13,264,018	10,386,820	12,303,723	10,293,969

Basic net (loss) income per share	$(0.00)	$2.74	$0.14	$4.21

Diluted net (loss) income per share	$(0.00)	$0.13	$0.07	$0.20

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share amounts)

The following equity instruments have been excluded from diluted net income (loss) per common share as they would be anti-dilutive.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Options and warrants to purchase common and preferred stock	2,243,861	667,365	602,319	550,519

5. Property and Equipment

Property and equipment consist of the following as of October 31, 2012 and January 31, 2012:

	October 31, 2012	January 31, 2012

Computer software and equipment	$13,940	$11,673

Office equipment and furniture	361	230
Leasehold improvements	2,559	2,502

Total property and equipment	16,860	14,405
Less accumulated depreciation	(12,338)	(11,181)

Property and equipment, net	$4,522	$3,224

Depreciation expense was $1,183 and $1,014 for the nine months ended October 31, 2012 and 2011, respectively.

Included in computer equipment and software and office equipment and furniture is equipment held pursuant to capital leases with costs of $12,744 and $10,629 and accumulated amortization of $9,334 and $8,623 as of October 31, 2012 and January 31, 2012, respectively.

6. Accrued Expenses

Accrued expenses consist of the following:

	October 31, 2012	January 31, 2012

Accrued payroll	$1,766	$1,268

Accrued commissions and bonuses	929	3,561
Accrued income taxes payable	927	510
Deferred rent, current portion	485	400
Sales and withholding taxes	460	1,641
Legal and professional	222	859
Other accrued expenses	368	1,289

Total accrued expenses	$5,157	$9,528

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share amounts)

7. Deferred Rent

In connection with its corporate headquarters lease entered into in July 2008, the Company received a tenant improvement allowance of $1,958 from the landlord. This lease incentive was recorded as leasehold improvements and deferred rent and is being amortized as part of rent expense on a straight-line basis over the life of the lease. The Company’s subsidiary Euroxa S.a.r.l. entered into a new office lease in Paris, France in May 2012 with a landlord incentive totaling $148 related to four months free rent, which is also being amortized as part of rent expense on a straight line basis over the life of the lease. In addition, the Company’s facility leases typically contain other than straight-line payment features. The difference between the straight-line rent expense of the lease and the cash payments is recorded as deferred rent. Deferred rent at October 31, 2012 and January 31, 2012 is as follows:

	October 31, 2012	January 31, 2012

Leasehold improvements, less incentive	$902	$1,100

Non-cash rent expense	1,109	1,053

Total deferred rent	2,011	2,153
Less current portion included in accrued expenses	(485)	(400)

Deferred rent, net of current portion	$1,526	$1,753

8. Fair Value Measurements

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, capital lease obligations, debt and an equity participation right. As of October 31, 2012 and January 31, 2012, the carrying amounts of these instruments approximate their fair values. The estimated fair values have been determined from information obtained from market sources and management estimates.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of October 31, 2012:

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

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share amounts)

The following table reflects the activity for the Company’s major classes of assets measured at fair value using Level 3 inputs for the nine months ended October 31, 2012:

	Equity Participation Right	Preferred Stock Warrants

Balance at January 31, 2012	$276	$1,552

Expiration of equity participation right	(276)	—
Mark-to-market adjustments	—	(228)
Reclassification from liability to equity classification	—	(1,324)

Balance at October 31, 2012	$—	$—

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

Effective upon the consummation of the Company’s initial public offering on July 3, 2012, the Equity Participation Right expired, and its value was reduced to zero. Also effective upon the consummation of the Company’s initial public offering, the warrants outstanding were no longer required to be classified as a liability and were reclassified to equity (see Note 11).

9. Acquisition

On November 30, 2011, the Company acquired certain intellectual property assets related to its software product “PowerVIZ” from science + computing AG (s+c). In addition, the Company hired two employees of the s+c development team. The assignment and license agreement gives the Company a perpetual license to the software and ownership of the PowerVIZ trade name.

Total purchase consideration:
Cash paid	$3,543

Fair value of purchase consideration	$3,543

Allocation of the purchase price
Intellectual property	$3,505
Access to facilities contract	38

Total assets acquired	$3,543

The purchase price allocation did not result in the recognition of goodwill.

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share amounts)

The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives:

	Fair Value	Useful Life (Years)

Intellectual property	$3,505	10

Access to facilities contract	38	1

Total	$3,543

The aggregate purchase price was $3,543 in cash. Acquisition-related costs totaled $26 and were expensed when incurred. Amortization expense associated with the purchased intangibles totaled $64 for the fiscal year ended January 31, 2012, and is included in the Company’s consolidated statement of operations. The acquisition was accounted for using the acquisition method of accounting. The Company obtained a third party valuation of the acquired business to support management’s purchase price allocation.

10. Acquired Intangible Assets

The carrying amount of acquired intangible assets was $3,479 as of January 31, 2012, and $3,187 as of October 31, 2012. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.

The following table reflects the carrying value of intangible assets as of January 31, 2012:

	January 31, 2012		Net Book Value
	Cost	Accumulated Amortization
Intellectual property	$3,505	$(58)	$3,447
Access to facilities contract	38	(6)	32

Total	$3,543	$(64)	$3,479

The following table reflects the carrying value of intangible assets as of October 31, 2012:

	October 31, 2012		Net Book Value
	Cost	Accumulated Amortization
Intellectual property	$3,505	$(321)	$3,184
Access to facilities contract	38	(35)	3

Total	$3,543	$(356)	$3,187

Amortization expense of intangible assets was $292 and $0 for the nine months ended October 31, 2012 and 2011, respectively.

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share amounts)

The following table presents the expected future amortization expense related to the Company’s acquired intangible assets for fiscal year 2013 and thereafter as of October 31, 2012:

2013 (remaining three months)	$91
2014	350
2015	351
2016	351
2017 and thereafter	2,044

$3,187

11. Warrants for Preferred Stock

On January 28, 2011, the Company entered into a Loan and Security Agreement with Gold Hill Capital 2008, L.P. and Massachusetts Capital Resource Company (the “Loan and Security Agreement”). In connection with entry into the Loan and Security Agreement, the Company issued to Gold Hill Capital 2008 L.P. (“Gold Hill”) and Massachusetts Capital Resource Company warrants to purchase shares of the Company’s Series G Convertible Preferred Stock, at an exercise price of $0.94 per share. The warrants expire on January 27, 2021. The warrants were exercisable at any time for a number of shares of the Company’s Series G Convertible Preferred Stock equal to the product of 0.1316 multiplied by the amount of aggregate amount of capital advances drawn under the facility, divided by the warrant exercise price. As a result of the 1-for-6.5 reverse stock split effected with respect to the Company’s common stock on June 8, 2012, and the conversion to common stock of all outstanding shares of preferred stock upon the closing of the Company’s initial public offering on July 3, 2012, each such warrant became exercisable for two-thirteenths of a share of common stock, at an exercise price of $6.11 per share.

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

In connection with the entry into an amendment of the Loan and Security Agreement, the Company entered into an amendment to the terms of the stock purchase warrant previously issued to Gold Hill, such that the warrant became exercisable for an additional 150,000 shares of Series G Convertible Preferred Stock. In connection with the amendment of the Loan and Security Agreement, the Company also became entitled to extend the deadline for drawing capital advances. On November 30, 2011, the Company extended the deadline to January 31, 2012, as a result of which the warrant issued to Gold Hill became exercisable for an additional 150,000 shares. On January 31, 2012, the Company extended the deadline to March 31, 2012, as a result of which the warrant issued to Gold Hill became exercisable for an additional 190,000 shares. The additional 150,000 shares of Series G Convertible Preferred Stock for which the warrant issued to Gold Hill became exercisable on October 6, 2011 have an exercise price of $0.94 and a term of 9.3 years. The Company calculated the fair value of the additional warrants using the Black-Scholes option pricing model with the following assumptions: volatility of 54.92%, term of 9.3 years, risk-free interest rate of 2.01% and a dividend yield of 0%. The Company recorded the fair value of the increase to the number of shares underlying the warrants of $196 as a debt discount and preferred stock warrant liability.

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share amounts)

The additional 150,000 shares of Series G Convertible Preferred Stock for which the warrant issued to Gold Hill became exercisable on November 30, 2011 have an exercise price of $0.94 and a term of 9.2 years. The Company calculated the fair value of the additional warrants using the Black-Scholes option pricing model with the following assumptions: volatility of 54.95%, term of 9.2 years, risk-free interest rate of 2.01% and a dividend yield of 0%. The Company recorded the fair value of the increase to the number of shared underlying the warrants of $195 as a debt discount and preferred stock warrant liability.

The additional 190,000 shares of Series G Convertible Preferred Stock for which the warrant issued to Gold Hill became exercisable on January 31, 2012 have an exercise price of $0.94 and a term of 9.0 years. The Company calculated the fair value of the additional warrants using the Black-Scholes option pricing model with the following assumptions: volatility of 54.99%, term of 9.0 years, risk-free interest rate of 1.83% and a dividend yield of 0%. The Company recorded the fair value of the increase to the number of shared underlying the warrants of $245 as a debt discount and preferred stock warrant liability.

The following table provides information regarding warrants outstanding at January 31, 2012. For purposes of this table, the Company treats each increase to the number of shares of Series G Convertible Preferred Stock underlying the warrants as the issuance of a new warrant (excludes the impact of the reverse stock split and conversion of the Company’s preferred stock to common stock):

Issuance Date	Term (years)	Preferred Stock	Exercise Price	Number of Shares Underlying Warrant	Fair Value at January 31, 2012
January 28, 2011	10	Series G Convertible	$0.94	700,000	$913
October 6, 2011	9.3	Series G Convertible	$0.94	150,000	196
November 30, 2011	9.2	Series G Convertible	$0.94	150,000	196
January 31, 2012	9	Series G Convertible	$0.94	190,000	247

				1,190,000	$1,552

On July 3, 2012, in connection with the Company’s initial public offering of common stock, all of the Company’s preferred stock was converted into common stock and the warrants became exercisable for an aggregate 183,076 shares of common stock at an exercise price of $6.11 per share.

Effective upon the consummation of the Company’s initial public offering, the warrants were no longer required to be classified as a liability. The Company performed a final mark-to-market adjustment of the fair value of the warrants as of July 3, 2012, the closing date of the offering, and recorded a $165 gain to other income. The Company reclassified the $1,324 warrant fair value to additional paid in capital.

On July 6, 2012, Gold Hill exercised warrants on a cashless basis to purchase an aggregate 161,538 shares of common stock, as a result of which the Company issued 67,268 shares of common stock.

As of October 31, 2012, warrants to purchase 21,538 shares of common stock remain outstanding.

12. Equity Participation Right

In July 2009, the Company entered into a Bridge Loan and Security Agreement with a related party. In connection with its entry into that agreement, the Company granted to the related party the right to invest up to $10,000 at a 15% discount in the next equity investment round of the Company (if any), by either converting the existing debt or participating with a cash investment (the “Equity Participation Right”). The Equity Participation Right was deemed to be a derivative instrument and was recorded as a liability with a carrying amount equal to its fair value.

At each reporting period, the Equity Participation Right was valued according to the Level 3 valuation hierarchy as there were no observable inputs to utilize (Note 8). As such, the valuation reflected management’s best estimate of inputs that market participants would use for pricing the liability at each measurement date, including assumptions about risk. The fair value of the Equity Participation Right was calculated by applying the estimated probability of the right becoming exercisable to the instrument’s maximum intrinsic value of $1,765, then discounting such value at a credit-adjusted interest rate of 5% to arrive at its present value.

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share amounts)

At the inception of the Equity Participation Right, the probability of exercise was deemed to be remote and no value was ascribed to the right. Based on the Company’s potential financing activities at the time, management’s assessment was that there was no expectation that the right would become exercisable prior to the original expiration date of the right. In April 2010, the terms of the Equity Participation Right were amended such that the term of the right was extended until such time as an appropriate financing occured or the occurrence of an initial public offering of the Company’s common stock, at which time the right would expire. Due to this change in the expiration date of the Equity Participation Right as a result of the April 2010 modification, management determined that there was approximately a 33% chance that the Equity Participation Right would become exercisable and based upon that probability ascribed a fair value of $552 to the instrument. The amount was recognized as a deferred financing cost and other long-term liability.

As of January 31, 2012, management assessed the probability of the instrument becoming exercisable prior to an initial public offering and based on the status of the Company’s pending Registration Statement, determined that the probability of exercise had declined to approximately 16.5%, resulting in a $276 reduction in the fair value of the Equity Participation Right.

Effective upon consummation of the Company’s initial public offering on July 3, 2012, the Equity Participation Right expired, and the remaining fair value was reduced to zero.

Changes in the fair value of the Equity Participation Right using significant unobservable inputs (Level 3) during the nine months ended October 31, 2012 were as follows:

Fair Value

Balance as of January 31, 2012	$276

Expiration of Equity Participation Right	(276)

Balance as of October 31, 2012	$—

13. Debt

Long-term Debt

On January 28, 2011, the Company entered into the Loan and Security Agreement, which provided for term loans of up to $8,500, of which $1,000 was with a related party. The Company borrowed $5,000 on January 28, 2011 and an additional $3,500 on March 30, 2012, for a total borrowed of $8,500 as of October 31, 2012. The agreement is for 54 months from the borrowing dates and bears interest at 10.5% per annum. An additional 2.5% ($125 on the January 28, 2011 draw and $87 on the March 30, 2012 draw) is due at maturity and was recorded as a liability and a debt discount. Interest only payments are payable during the first twelve months with principal and interest payments required for forty-two months thereafter. Early prepayment of the debt results in additional interest penalties of 4% on the remaining principal if prepaid prior to the second anniversary of funding and 3% on the remaining principal if prepaid after the second anniversary but before the third anniversary of funding. The agreement provided for the issuance of a freestanding warrant to purchase an aggregate 700,000 shares of Series G Convertible Preferred Stock at an exercise price of $0.94 cents per share (or, as a result of the 1-for-6.5 reverse stock split effected with respect to the Company’s common stock on June 8, 2012, and the conversion to common stock of all outstanding shares of preferred stock upon the closing of the Company’s initial public offering on July 3, 2012, equivalent to 107,692 shares of common stock at an exercise price of $6.11 per share). The warrants were valued at $413 and recorded as a debt security (Note 11). In addition, the Company incurred $106 of legal and origination costs in fiscal year 2011, which have been recorded as a debt discount. The agreement includes customary representations, warranties and reporting requirements, but no financial covenants.

On October 6, 2011, the Company entered into an amendment to the Loan and Security Agreement. Under the terms of the amendment, the deadline for the Company to draw capital advances under the Loan and Security agreement was extended from September 30, 2011 until November 30, 2011. In addition, subject to the Company’s continuing compliance with the terms of the Loan and Security Agreement, the Company obtained the right to extend the deadline to request capital advances under the agreements up to two additional times prior to January 31, 2012. In connection with the amendment the warrants issued in connection with the entry into the agreement became exercisable for an additional 150,000 shares of Series G Convertible Preferred Stock (equivalent to 23,076 shares of common stock). In connection with the amendment the warrants issued in connection with the entry into the agreement became exercisable for an

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share amounts)

additional 150,000 shares of Series G Convertible Preferred Stock (equivalent to 23,076 shares of common stock). The increase to the number of shares underlying the warrants was valued at $196 and recorded as a debt discount (Note 11). On November 30, 2011, the Company extended the deadline to request capital advances to January 31, 2012. In connection with this extension, the warrants issued in connection with the entry into the agreement became exercisable for an additional 150,000 shares of Series G Convertible Preferred Stock (equivalent to 23,076 shares of common stock). The increase to the number of shares underlying the warrants was valued at $195 and recorded as a debt discount (Note 11). On January 30, 2012, the Company further extended the deadline to request capital advances under the Loan and Security Agreement through March 31, 2012. In connection with this extension, the warrants issued in connection with the entry into the agreement became exercisable for an additional 190,000 shares of Series G Convertible Preferred Stock (equivalent to 29,233 shares of common stock). The increase to the number of shares underlying the warrants was valued at $245 and recorded as a debt discount.

The Company is amortizing the debt discount over the term of the debt using the effective interest method. Under this method, interest expense is recognized each period until debt instruments reach maturity. If the maturity of the debt is accelerated because of prepayment, then the amortization will be accelerated. For the nine months ended October 31, 2012 and 2011, the Company recorded $369 and $183 in non-cash interest expense, respectively.

Line of Credit

In May 2010, the Company secured a $10,000 line of credit agreement with a bank bearing interest at the bank’s prime rate plus 1.50% on existing accounts receivable and 2.5% on certain forecasted renewal invoices, expiring one year from closing. The line of credit agreement requires collateral of specific accounts receivable and a first priority security interest in all assets of the Company. The Company can borrow against 80% of the value of the specific accounts receivable, but borrowings on certain foreign receivables are restricted to $1,000. The Company is required to pay a collateral handing fee of 0.25% per month on outstanding balances from existing accounts receivable, and 0.375% per month on certain forecasted renewal invoices. The agreement contains certain restrictive financial covenants requiring the maintenance of an adjusted quick ratio. At October 31, 2012, the Company was in compliance with its covenants. On May 23, 2011 the line of credit was extended for a period of two years. The terms of the extension are substantially consistent with the previous terms.

At January 31, 2012, the amount outstanding under the agreement was $7,000. As of April 30, 2012, this amount was paid in full. The Company incurred $211 of financing fees in fiscal year 2012 related to this line of credit, of which $100 was accrued and paid in May 2012. The Company has recorded these fees as deferred financing costs in prepaid and other current assets and is amortizing them to interest expense over the term of the line using the effective interest method, as a result of which, the Company amortized $75 and $68 as interest expense for the nine months ended October 31, 2012 and 2011, respectively.

Interest expense was $1,227 and $802 for the nine months ended October 31, 2012 and 2011, respectively. Included in interest expense was interest paid to related parties of $91 and $104 for the nine months ended October 31, 2012 and 2011, respectively.

14. Commitments and Contingencies

Capital Leases

The Company leases certain equipment under capital leases expiring on various dates through fiscal 2016.

During the nine months ended October 31, 2012, the Company acquired additional equipment under capital leases, which will require lease payments in the aggregate amount of $1,255 through August 2015.

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share amounts)

Operating Leases

The Company has a lease for the rental of office space for its corporate headquarters. The lease covers the rental of up to 65,941 square feet available to the Company at certain time periods over eight years, expiring in 2016. In connection with the lease, the Company entered into a letter of credit agreement with a bank that allows the landlord, under certain default conditions, to draw up to $525. The Company deposited $525 into a restricted cash account as security for the letter of credit. This amount is included in other assets (non-current) at October 31, 2012 and January 31, 2012.

The Company leases office facilities for all its other locations under operating leases expiring on various dates through September 2016. The Company also leases certain office equipment under operating leases that expire on various dates through May 2015.

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under all operating leases totaled approximately $1,936 and $1,868 for the nine months ended October 31, 2012 and 2011, respectively. The Company has a sub-rental lease agreement with a third party which expires on December 31, 2013. Sub-rental income was $247 and $261 for the nine months ended October 31, 2012 and 2011, respectively.

Purchase Obligations

As of January 31, 2012, the Company has purchase obligations payable in fiscal years 2014, 2015 and 2016 and thereafter as follows: $546, $556, $566 and $576, respectively.

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

Based on historical experience and information known as of October 31, 2012 and January 31, 2012, the Company has not recorded any liabilities for the above guarantees and indemnities.

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share amounts)

15. Stock Options

The fair value of common stock options for employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Three Months Ended October 31,
	2012	2011
Estimated dividend yield	0%	0%
Expected stock price volatility	52.8%	55.5%
Weighted-average risk-free interest rate	1.10%	1.73%
Expected life of options (in years)	6.25	6.25

Stock-based compensation expense of $710 and $387 was recorded during the nine months ended October 31, 2012 and 2011, respectively, related to the Company’s outstanding stock options. The weighted average grant date fair value per share for stock options granted in the nine months ended October 31, 2012 and 2011 was $11.67 and $11.32, respectively

Total stock-based compensation expense is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Cost of revenues	$27	$27	$82	$50
Sales and marketing	49	47	143	72
Research and development	76	79	232	145
General and administrative	83	91	253	120

Total	$235	$244	$710	$387

The total unrecognized compensation cost related to outstanding stock options is $2,329 at October 31, 2012. This amount is expected to be recognized over a weighted-average period of 3.27 years.

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share amounts)

16. Income Taxes

The Company’s effective income tax rate, including discrete items, was 43% and 37% for the nine months ended October 31, 2012 and 2011, respectively. The effective income tax rate is based upon estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods and the resolution or identification of tax position uncertainties. For the nine months ended October 31, 2012, the effective income tax rate was higher than the federal statutory tax rate mainly due to the impact of discrete items. The rate was impacted discretely by a mark-to-market adjustment on the Company’s warrants and equity participation rights for which there is no tax provision. Additionally, the rate for the nine months ended October 31, 2012 was also impacted discretely by a provision for foreign exchange gains and by return to tax provision adjustments related to the Company’s net operating loss and credit carryforwards which were not originally forecasted.

The need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the more-likely-than-not realization threshold criterion applicable under ASC 740 Income Taxes. The realizability of the deferred tax assets is evaluated quarterly. As of January 31, 2011, the Company’s United States net operating losses and other deferred tax assets were fully offset by valuation allowances primarily because, pursuant to ASC 740, the Company did not have sufficient positive evidence to conclude that it was more likely than not that it would be able to realize the tax benefits of those deferred tax assets. Based upon the Company’s cumulative history of earnings before taxes for financial reporting purposes over the 12-quarter period ending on January 31, 2012 and an assessment of the Company’s expected future results of operations as of January 31 2012, the Company determined that it was more likely than not that it would realize all of its United States net operating losses and other deferred tax assets prior to their expiration. As a result, during the fourth quarter of fiscal year 2012, the Company reversed a total of $12,808 of its deferred tax asset valuation allowances. The entire amount of the $12,808 valuation allowance release was recorded as a discrete benefit for income taxes in the Company’s consolidated statement of income in the fourth quarter of fiscal year 2012.

As of January 31, 2012, the Company had gross unrecognized tax benefits of $2,514, which represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. During the third quarter of fiscal year 2013, the Company released approximately $219 of its reserve for unrecognized tax benefits related to a tax return filing position and an audit settlement which resulted in a discrete benefit of approximately $31 for the nine months ended October 31, 2012.

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

17. Geographic Information

Revenue is attributed to individual countries based upon location of the external customer. Revenue by geographic area is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
United States	$3,300	$2,618	$8,369	$7,358
Japan	2,786	2,458	7,572	6,641
Germany	1,924	1,561	5.827	4.200
France	1,791	2,248	5,320	6,850
Korea	1,042	967	2,981	2,747
United Kingdom	936	605	2,793	1,963
Sweden	532	465	1,592	1,513
Other	386	762	1,315	1,449

Total	$12,697	$11,684	$35,769	$32,721

Exa Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands except share and per share amounts)

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid.

Net property, plant and equipment by principal geographic areas were as follows:

	October 31, 2012	January 31, 2012
United States	$3,097	$2,940
Japan	101	123
Germany	139	79
France	1,102	62
Other	83	20

Total property and equipment	$4,522	$3,224

EXA CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Result of Operations appearing in our registration statement on Form S-1 (File No. 333-176019), filed with the SEC, which we refer to as the Registration Statement. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report under “Part II, Other Information—Item 1A, Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Except as otherwise indicated, all share and per share information referenced in this report has been adjusted to reflect the 1-for-6.5 reverse split with respect to our common stock effected on June 8, 2012.

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

We were founded in 1991 and had 236 employees worldwide at October 31, 2012. Our corporate headquarters, including our principal administrative, marketing, technical support, research and product development facilities, are located in Burlington, Massachusetts.

Critical Accounting Policies

The preparation of our unaudited financial statements requires that we make estimates that affect the reported accounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

Restatement

As disclosed in The Registration Statement, we restated our financial results for the first two quarters of fiscal year 2012. These restated results are reflected in our financial results for the nine months ended October 31, 2011 results as described below.

Fiscal year 2012 interim financial statements (unaudited)

On January 28, 2011 we issued warrants for preferred stock which were inappropriately classified as equity awards rather than liability awards and were not marked to market at April 30, 2011 and July 31, 2011. As a result we recorded $65 and $452 of additional expense during the three months ended April 30, 2011 and July 31, 2011, respectively, which had not previously been recorded. In addition, we corrected a number of other errors relating to the fiscal year 2012 interim financial statements as follows: recorded $124 and $144 of net revenue adjustments due to errors in recognizing revenue over the appropriate term during each of the three months ended April 30, 2011 and July 31, 2011, respectively, reclassified $38 of deferred financing costs from operating costs into interest expense during the three months ended July 31, 2011, recorded $38 of state tax expense due to previously unidentified sales tax expense in certain states where we did not collect and remit sales tax during each of the three months ended April 30, 2011 and July 31, 2011, and expensed $12 of previously capitalized costs, which did not qualify for capitalization in connection with our initial public offering of our common stock in the three months ended July 31, 2011. The effects of the restatement on our unaudited consolidated statement of operations for the three months ended April 30, 2011 and July 31, 2011, respectively, are reflected in our financial results for the nine months ended October 31, 2011.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Three Months Ended October 31,
(in thousands)	2012	2011
Revenue:
License revenue	$10,402	$9,942
Project revenue	2,295	1,742

Total revenue	12,697	11,684

Operating expenses: (1)
Cost of revenues	3,644	2,910
Sales and marketing	1,529	1,341
Research and development	4,113	3,655
General and administrative	2,570	1,732

Total operating expenses	11,856	9,638

Income from operations	841	2,046
Foreign exchange (loss) gain	(115)	50
Interest and other income (expense), net	(400)	(253)

Income before income taxes	326	1,843
Provision for income taxes	362	488

Net income (loss)	$(36)	$1,355

(1)	Amounts include stock-based compensation expense, as follows:

	Three Months Ended October 31,
(in thousands)	2012	2011
Cost of revenues	$27	$27
Sales and marketing	49	47
Research and development	76	79
General and administrative	83	91

Total	$235	$244

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

	Three Months Ended October 31,
	2012	2011
Revenue:
License revenue	81.9%	85.1%
Project revenue	18.1	14.9

Total revenue	100	100
Operating expenses:
Cost of revenues	28.7	24.9
Sales and marketing	12.0	11.5
Research and development	32.4	31.3
General and administrative	20.2	14.8

Total operating expenses	93.3	82.5
Income from operations	6.7	17.5
Foreign exchange (loss) gain	(0.9)	0.4
Interest and other income (expense), net	(3.2)	(2.2)

Income before income taxes	2.6	15.7
Provision for income taxes	2.9	4.2

Net income (loss)	(0.3%)	11.5%

Three months ended October 31, 2012 compared to three months ended October 31, 2011

Revenues. License revenue increased 4.6%, to $10.4 million for the three months ended October 31, 2012 from $9.9 million for the three months ended October 31, 2011. Of the net increase, $0.3 million was due to an increase in consumption of licensed simulation capacity by our existing customers, and $0.1 million was attributable to new customers. License revenue growth was impacted by the loss of one significant motorsport customer that contributed to revenue in the three months ended October 31, 2011, but has since closed its motorsport division. Project revenue increased 31.7%, to $2.3 million for the three months ended October 31, 2012 from $1.7 million for the three months ended October 31, 2011, due to increased project activity of which $0.3 million was attributable to new customers. Foreign exchange fluctuations, particularly the weakness of the Euro, negatively impacted total revenue by $0.5 million for the three months ended October 31, 2012.

Cost of Revenues. Cost of revenues increased 25.2%, to $3.6 million for the three months ended October 31, 2012 from $2.9 million for the three months ended October 31, 2011, and also increased as a percentage of total revenue from 24.9% to 28.7%, respectively. Increases of $0.5 million in employee related costs due to increases in headcount in our application engineering organizations, $0.1 million in other employee related costs including travel expenses, 401(k) fees and recruitment expenses, $0.1 million in consulting services, $0.1 million in increased data center hosting fees and processing costs, and $0.1 million in building rent, were partially offset by decreases of $0.2 million in royalty costs. The decrease in royalty costs was the result of our acquisition from science and computing AG in November 2011 of certain intellectual property assets related to our PowerVIZ product on which we have previously paid royalties.

Sales and Marketing Expenses. Sales and marketing expenses increased 14.0%, to $1.5 million, or 12.0% of total revenue for the three months ended October 31, 2012 from $1.3 million, or 11.5% of total revenue for the three months ended October 31, 2011. The increase in sales and marketing expenses was primarily due to increases of $0.1 million in employee-related costs for existing and additional sales and marketing personnel and $0.1 million in customer and tradeshow related travel expenses.

Research and Development Expenses. Research and development expenses increased 12.5%, to $4.1 million, or 32.4% of total revenue for the three months ended October 31, 2012 from $3.7 million, or 31.3% of total revenue for the three months ended October 31, 2011. The increase in research and development expenses was primarily due to increases of $0.3 million in salaries and wages due to additional staff, and $0.1 million in employee related costs including 401(k) administration expenses and training expenses.

General and Administrative Expenses. General and administrative expenses increased 48.3%, to $2.6 million for the three months ending October 31, 2012 from $1.7 million for the three months ended October 31, 2011, and also increased as percentage of total revenues to 20.2% from 14.8%, respectively. The majority of the increase is a result of additional public company costs, and includes: $0.1 million in salaries and wages due to additional staff, $0.2 million in accounting, audit and tax fees, $0.1 million in legal fees, $0.1 million in other professional services such as consulting and translation fees, $0.1 million in company liability insurance, and $0.1 million in depreciation expense.

Foreign Exchange gain (loss). We recorded $0.1 million in foreign exchange losses for the three months ended October 31, 2012 as compared to $0.1 million in foreign exchange gains for the three months ended October 31, 2011. The change relates to the monthly translation of our foreign operations from local currency (primarily the Euro and the Yen) to United States Dollars, and the settlement of our intercompany balances.

Interest, Net. Interest expense, net for the three months ended October 31, 2012 was $0.4 million, compared to $0.3 million for the three months ended October 31, 2011. Interest charges on borrowings under our Loan and Security Agreement and our line of credit plus increased amortization of debt financing costs account for the increase.

Other Income (Expense), Net. Other income (expense) for the three months ended October 31, 2012 and October 31, 2011 remained unchanged at $0 million for each of the three months ended October 31, 2012 and 2011, but decreased as a percentage of total revenue to 0.0% from 0.1%, respectively.

Provision for Income Taxes. Our provision for income taxes for the three months ended October 31, 2012 was $0.4 million, compared to $0.5 million for the three months ended October 31, 2011. Our effective income tax rate, including discrete items, was 111% and 26% for the three months ended October 31, 2012 and 2011, respectively. Our effective income tax rate is based upon estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods and the resolution or identification of tax position uncertainties. The rate for the nine months ended October 31, 2012 was impacted discretely for a mark-to-market adjustment on our warrants and equity participation rights for which there is no tax provision. Additionally, the rate for the three months ended October 31, 2012 was also impacted discretely by a provision on foreign exchange gains and return to tax provision adjustments related to our net operating loss and credit carryforwards which were not originally forecasted in the first half of the year. For the three months ended October 31, 2012, the effective income tax rate deviated from the federal statutory tax rate mainly due to the effects of permanent tax adjustments, discrete items, state research and development credits, and state taxes. Additionally, the effective rate is impacted by the different tax rates for income in foreign jurisdictions.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations:

	Nine Months Ended October 31,
(in thousands)	2012	2011
Revenue:
License revenue	$30,575	$28,671
Project revenue	5,194	4,050

Total revenue	35,769	32,721

Operating expenses: (1)
Cost of revenues	9,979	8,486
Sales and marketing	4,837	3,925
Research and development	12,410	10,419
General and administrative	6,510	5,249

Total operating expenses	33,736	28,079

Income from operations	2,033	4,642
Foreign exchange gain (loss)	211	(322)
Interest and other income (expense), net	(711)	(1,022)

Income before income taxes	1,533	3,298
Provision for income taxes	661	1,223

Net income	$872	$2,075

(1)	Amounts include stock-based compensation expense, as follows:

	Nine Months Ended October 31,
(in thousands)	2012	2011
Cost of revenues	$82	$50
Sales and marketing	143	72
Research and development	232	144
General and administrative	253	120

	$710	$386

The following table sets forth, for the periods indicated, our results of operations expressed as a percentage of revenues:

	Nine Months Ended October 31,
	2012	2011
Revenue:
License revenue	85.5%	87.6%
Project revenue	14.5	12.4

Total revenue	100	100
Operating expenses:
Cost of revenues	27.9	25.9
Sales and marketing	13.5	12.0
Research and development	34.7	31.8
General and administrative	18.2	16.0

Total operating expenses	94.3	85.7
Income from operations	5.7	14.3
Foreign exchange gain (loss)	0.6	(1.0)
Interest and other income (expense), net	(2.0)	(3.1)

Income before income taxes	4.3	10.2
Provision for income taxes	1.8	3.7

Net income	2.5%	6.5%

Nine Months Ended October 31, 2012 Compared to Nine Months Ended October 31, 2011

Revenues. Revenues for the nine months ended October 31, 2012 were $35.8 million, an increase of $3.1 million, or 9.3% over revenues of $32.7 million for the nine months ended October 31, 2011. The net increase was due to $0.4 million in sales of simulation capacity to new customers and a $1.5 million increase in consumption of simulation capacity by existing customers. License revenue growth was impacted by the loss of one significant motorsport customer who contributed to revenue in the nine months ended October 31, 2011, but has since closed their motorsport division. Project revenue increased 28.2% over the nine months ended October 31, 2011 due to increased project activity, and the addition of two new significant clients. Foreign exchange fluctuations, particularly the weakness of the Euro, negatively impacted total revenue for the nine months ended October 31, 2012 by $1.1 million compared to the nine months ended October 31, 2011.

Cost of Revenues. Cost of revenues for the nine months ended October 31, 2012 was $10.0 million, an increase of $1.5 million, or 17.6% over cost of revenues of $8.5 million for the nine months ended October 31, 2011. As a percentage of revenues, cost of revenues increased to 27.9% for the nine months ended October 31, 2012 from 25.9% from the nine months ended October 31, 2011. A significant component of the $1.5 million increase in costs related to newly hired application engineers and increased costs for existing personnel. Newly hired personnel increased by 18 employees during the nine months ended October 31, 2012 as compared to the nine months ended October 31, 2011. Other costs for the nine month ended October 31, 2012 included $0.1 million in travel expenses, $0.1 million in 401(k) administration expenses and $0.2 million in increased data center costs and processing fees, and $0.1 million in depreciation expense. These costs were partially offset by a decrease of $0.6 million in royalty costs. The decrease in royalty costs was the result of our acquisition from science + computing AG in November 2011 of certain intellectual property assets related to our PowerVIZ product on which we had previously paid royalties.

Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended October 31, 2012 were $4.8 million, an increase of $0.9 million, or 23.2% over sales and marketing expenses of $3.9 million for the nine months ended October 31, 2011. As a percentage of revenues, sales and marketing expenses increased to 13.5% for the nine months ended October 31, 2012 from 12.0% for the nine months ended October 31, 2011. The increase in the dollar amount was due primarily to a $0.6 million increase in salaries and wages and payroll taxes attributable to our existing personnel and additional sales and marketing personnel, a $0.2 million increase in travel expenses, a $0.1 million increase in recruiting fees, and a $0.1 million increase in stock compensation expenses. These increases were slightly offset by a decrease of $0.1 million in commission expenses, related to a new commission plan for fiscal year 2013, which was implemented in mid-2012.

Research and Development Expenses. Research and development expenses for the nine months ended October 31, 2012 were $12.4 million, an increase of $2.0 million, or 19.1%, from research and development expenses of $10.4 million for the nine months ended October 31, 2011. As a percentage of revenues, research and development expense increased to 34.7% for the nine months ended October 31, 2012 from 31.8% for the nine months ended October 31, 2011. The increase in dollar amount was due primarily to a $1.5 million increase in salaries and wages and related expenses, attributable to our existing personnel and the hiring of additional research and development personnel, a $0.3 million increase in 401(k) administration fees, a $0.1 million increase in stock compensation expense, a $0.1 million increase in other professional services expense including sponsorship accruals and translation fees, and a $0.1 million increase in data center and processing fees which were partially offset by $0.1 million decrease in product marketing expenses related to a project with a university.

General and Administrative Expenses. General and administrative expenses for the nine months ended October 31, 2012 were $6.5 million, an increase of $1.3 million, or 24.0% over general and administrative expenses of $5.2 million for the nine months October 31, 2011. As a percentage of revenues, general and administrative expenses increased to 18.2% for the nine months ended October 31, 2012, from 16.0% for the nine months ended October 31, 2011. The increase was primarily due to a $0.4 million increase in depreciation expenses, a $0.3 million increase in salaries and wages and related expenses, a $0.2 million increase in accounting and audit fees, a $0.2 million increase in legal fees, a $0.1 million in other professional services such as sponsorship accruals and translation fees, $0.1 million increase in insurance expense, a $0.1 million increase in building rent expense, and a $0.4 million increase in depreciation expense, which were partially offset by a decrease of $0.4 million in other business expenses.

Foreign Exchange gain (loss). We recorded $0.2 million in foreign currency gains for the nine months ended October 31, 2012 as compared to $0.3 million in foreign currency losses for the nine months ended October 31, 2011. The change relates to the monthly translation of our foreign operations from local currency (primarily the Euro and the Yen) to United States Dollars, and the settlement of our intercompany balances.

Interest, Net. Interest expense, net for the nine months ended October 31, 2012 was $1.2 million, compared to $0.8 million for the nine months ended October 31, 2011. Increased borrowings under our Loan and Security Agreement, increased amortization of debt financing costs and amounts outstanding under our line of credit contributed to the increase in interest expense.

Other Income (Expense), Net. Other income (expense) for the nine months ended October 31, 2012 was $0.5 million, compared to ($0.2) million for the nine months ended October 31, 2011. The increase was related to a $0.7 million net change in the carrying value of the convertible preferred stock warrants.

Provision for Income Taxes. Our provision for income taxes for the nine months ended October 31, 2012 was $0.7 million, compared to $1.2 million for the nine months ended October 31, 2011. Our effective income tax rate, including discrete items, was 43% and 37% for the nine months ended October 31, 2012 and 2011, respectively. For the nine months ended October 31, 2012, our effective income tax rate was higher than the federal statutory tax rate mainly due to the impact of discrete items. The rate in the nine months ended October 31, 2012, was impacted discretely for a mark-to-market adjustment on our warrants and equity participation rights for which there is no tax provision. The rate was also impacted discretely by a provision for foreign exchange gains and by return to tax provision adjustments related to our net operating loss and credit carryforwards which were not originally forecasted.

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

Adjusted EBITDA. We define Adjusted EBITDA as EBITDA, excluding non-cash, stock-based compensation expense. We define EBITDA as net income, excluding depreciation and amortization, interest expense, other income (expense), foreign exchange gain (loss) and provision for income taxes. The GAAP measure most comparable to Adjusted EBITDA is GAAP net income.

Non-GAAP operating income. We define non-GAAP operating income as GAAP operating income excluding non-cash, stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP operating income is GAAP operating income.

Non-GAAP net income. We define non-GAAP net income as GAAP net income excluding the after tax impact of non-cash, stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP net income is net income.

Non-GAAP net income per diluted share. We define non-GAAP net income per diluted share as GAAP net income per diluted share excluding the after tax impact of non-cash, stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP net income per diluted share is GAAP net income per diluted share.

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

In considering our Adjusted EBITDA, non-GAAP operating income, non-GAAP net income and non-GAAP net income per diluted share, investors should take into account the following reconciliations of these non-GAAP financial measures to the comparable GAAP financial measures:

Adjusted EBITDA:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2012	2011	2012	2011
Net income (loss)	$(36)	$1,355	$872	$2,075
Depreciation and amortization	541	313	1,475	1,014
Interest expense, net	403	267	1,224	798
Other (income) expense, net	(2)	(14)	(513)	224
Foreign exchange (gain) loss	115	(50)	(211)	322
Provision for income taxes	362	488	661	1,223

EBITDA	1,383	2,359	3,508	5,656
Stock-based compensation expense	235	244	710	386

Adjusted EBITDA	$1,618	$2,603	$4,218	$6,042

Non-GAAP operating income:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2012	2011	2012	2011
Operating income	$841	$2,046	$2,033	$4,642
Add back:
Stock based compensation expense	235	244	710	386
Amortization of acquired intangible assets	97	—	292	—

Non-GAAP operating income	$1,173	$2,290	$3,035	$5,028

Non-GAAP net income:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2012	2011	2012	2011
Net income (loss)	$(36)	$1,355	$872	$2,075
Add back:
Stock based compensation expense	235	244	710	386
Amortization of acquired intangibles	97	—	292	—
Income tax effect (1)	(115)	(85)	(348)	(134)

Non-GAAP net income	$181	$1,514	$1,526	$2,327

Non-GAAP net income, per diluted share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012 (2)	2011	2012	2011
Net income (loss) per diluted share	$0.00	$0.13	$0.07	$0.20
Add back:
Stock based compensation expense	0.02	0.02	0.06	0.03
Amortization of acquired intangibles	0.01	—	0.02	—
Income tax effect (1)	(0.01)	(0.01)	(0.03)	(0.01)

Non-GAAP net income, per diluted share	$0.02	$0.14	$0.12	$0.22

(1)	The tax effect of non-cash stock based compensation expense and non-cash amortization of acquired intangibles is estimated using a blended rate equivalent to our annual estimated United States federal tax rate and our State tax rate, exclusive of our net federal benefit. This rate is based on our estimated annual GAAP income tax rate forecast. Our estimated tax rate on non-GAAP income is determined annually and may be adjusted during the year to take into account events or trends that we believe materially impact the estimated annual rate including, but not limited to, significant changes resulting from tax legislation, material changes in the geographic mix of revenues and expenses and other significant events. Due to the differences in the tax treatment of items excluded from non-GAAP earnings, as well as the methodology applied to our estimated annual tax rates as described above, our estimated tax rate on non-GAAP income may differ from our GAAP tax rate and from our actual tax liabilities.
(2)	Share amounts utilized were 14.6 million shares on a fully diluted basis for the three months ended October 31, 2012 as compared to 10.4 million shares for the three months ended October 31, 2011. For the nine months ended October 31, 2012 and 2011, the share amounts on a fully diluted basis were 12.3 million and 10.3 million, respectively.

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

Our operating activities used net cash of $4.1 million in the nine months ending October 31, 2012 and provided net cash of $5.1 million in the nine months ending October 31, 2011. Variations in the amount of our net cash provided or used by operating activities are primarily the result of changes in the amount of our working capital accounts, mainly accounts receivable and deferred revenue, the timing of cash payments from our customers and of our cash expenditures, principally employee salaries and accounts payable, payments of value added taxes and consumption taxes on the receivables of our foreign subsidiaries.

For the nine months ended October 31, 2012, net cash used in operating activities totaled $4.1 million, and was primarily the result of $0.9 million of net income, plus a $15.8 million decrease in accounts receivable, and a $2.0 million decrease in other assets, less a $19.1 million decrease in deferred revenues, a $4.4 million decrease in accrued expenses, and a $1.7 million decrease in accounts payable.

For the nine months ended October 31, 2011, net cash provided by operating activities of $5.1 million was primarily the result of $2.1 million of net income plus a $20.8 million decrease in accounts receivable, and a $1.2 million increase in accounts payable, less a $15.7 million decrease in deferred revenue, and a $1.4 million decrease in accrued expenses.

Net Cash Flows from Investing Activities

For the nine months ended October 31, 2012, net cash used in investing activities was $0.3 million, consisting of the purchases of property and equipment to support growth in our business operations. For the nine months ended October 31, 2011, net cash used in investing activities was $0.1 million, consisting of the purchases of property and equipment to support the growth in our business operations.

Net Cash Flows from Financing Activities

For the nine months ended October 31, 2012, net cash provided by financing activities was $29.5 million, representing $34.6 million in proceeds from our initial public offering of common stock and $3.5 million of proceeds from long-term debt borrowings, which were partially offset by payments on our line of credit of $7.0 million.

For the nine months ended October 31, 2011, net cash used in financing activities was $3.6 million, representing a $3.0 million net decrease in our line of credit and $0.5 million in payments on our capital lease obligation.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of either October 31, 2012 or January 31, 2012.

Capital Resources

Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new solutions and applications, the sales and marketing resources needed to further penetrate our market and gain acceptance of new solutions and applications we develop, the expansion of our operations in the United States and internationally and the response of competitors to our solutions and applications. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. Our practice has been to reinvest the undistributed earnings of our foreign subsidiaries in their local jurisdictions, and we currently do not intend to repatriate such earnings. As of October 31, 2012 and January 31, 2012, approximately $3.1 million and $10.3 million, respectively, of our cash is held in bank accounts outside the United States and may not be completely available to fund our domestic operations and obligations without paying taxes upon repatriation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

As we conduct business in multiple international currencies throughout the world, our international operations generate and incur expenses that are denominated in foreign currencies. These amounts could be materially affected by currency fluctuations. Our principal exposures are to fluctuations in exchange rates for the United States dollar versus the Euro, British pound, Japanese yen, Chinese yuan and Korean dollar. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international operations maintain cash balances denominated in foreign currencies. To reduce the risk associated with translation of foreign cash balances into our reporting currency, we typically avoid maintaining excess cash balances in foreign currencies. To date, we have not hedged our exposure to changes in foreign currency exchange rates and, as a result, we could incur unanticipated translation gains and losses.

The Euro was approximately 10.3% weaker against the U.S. dollar on average for the quarter ended October 31, 2012, when compared with the quarter ended October 31, 2011. The net impact to revenue and operating income was a decrease of approximately $425,000 and $140,000, respectively, during the quarter ended October 31, 2012.

The Euro was approximately 9.4% weaker on average, for the nine months ended October 31, 2012, when compared to the U.S. dollar for the nine months ended October 31, 2011. The net overall impact to revenue and operating income was a decrease of approximately $1.1 million and $366,000, respectively, during the nine months ended October 31, 2012.

The exchange rate impact of other currencies for both the quarter ended October 31, 2012 and the nine months ended October 31, 2012 was immaterial.

For the nine months ended October 31, 2012, a 10% increase in the exchange rates for the United States dollar versus the Euro, British pound, Japanese yen, Chinese yuan and Korean dollar would have resulted in a $3.1 million decrease in revenue.

Interest Rate Sensitivity

Our outstanding long-term debt carries interest at a fixed rate. Our revolving bank line of credit bears interest at a floating rate. Our outstanding borrowings under the revolving bank line of credit as of January 31, 2012 were $7.0 million, which was paid in full in July 2012. As a result, we do not believe that we are exposed to material interest rate risk at this time. Our cash is maintained in interest bearing bank accounts. Interest income is sensitive to changes in the general level of United States and international interest rates. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash and short-term investments are relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

We do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Material Weakness in Internal Control over Financial Reporting and Status of Remediation Efforts.

As discussed in the Registration Statement, our management has determined that we have the following material weaknesses in our internal control over financial reporting: (1) we do not have the appropriate resources and controls to properly account for taxes and (2) we do not have adequate oversight and controls related to the accounting for complex equity arrangements. These deficiencies constituted material weaknesses in our control environment as of as of January 31, 2010, 2011 and 2012 and October 31, 2012. We have concluded that these material weaknesses in our internal control over financial reporting are due to the fact that we do not have the appropriate resources with the appropriate level of experience and technical expertise to account for taxes and complex equity arrangements. In order to remediate these material weaknesses, we have taken and are taking the following actions:

•

we have hired a Chief Accounting Officer to augment our current staff and to improve the effectiveness of our financial statement close process and we will continue to assess any additional staffing needs.

•	we have engaged an external tax advisor to augment our current staff and improve the effectiveness of our tax accounting process; and

•	we are formalizing our accounting policies and internal controls documentation and strengthening supervisory reviews by our management.

Notwithstanding the material weaknesses that existed as of January 31, 2010, 2011 and 2012 and October 31, 2012, our management has concluded that the condensed consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with United States generally accepted accounting principles.

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of October 31, 2012 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of October 31, 2012, were effective for the purposes stated above.

Changes in Internal Control over Financial Reporting

As described under “Material Weakness in Internal Control over Financial Reporting and Status of Remediation Efforts,” above, during the period covered by this Quarterly Report on Form 10-Q we have taken and are taking remedial actions intended to correct material weaknesses in our system of internal controls over financial reporting, which remedial actions have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Except for those remedial actions, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A significant portion of our revenues is derived from renewals by our existing customers of annual licenses to use PowerFLOW, and in any fiscal period, a large portion of our revenue is typically attributable to a small number of significant customers. In fiscal years 2010, 2011 and 2012 and in the three months ended October 31, 2012, approximately 13%, 13%, 13%, and 10% of our revenue, respectively, was attributable to Renault and approximately 10%, 11%, 9% and 9% of our revenue, respectively, was attributable to Toyota. Our relationship with each of these customers is an arm’s length commercial relationship. Our contract with Renault expires in December 2013. We do not have a long-term contract with Toyota. In each of those years and in the three months ended October 31, 2012, approximately 61%, 69%, 64% and 65% of our revenue, respectively, was attributable to our ten largest customers in the aggregate, including Renault and Toyota. Due to the concentration of revenue in a small number of customers, a significant reduction in usage of PowerFLOW by any of these customers, or the non-renewal of their annual licenses, due to the cancellation or postponement of vehicle development programs or for any other reason, could have a materially adverse effect on our results of operations.

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

International sales of PowerFLOW and our related products and services are important to our growth and profitability. In the fiscal year ended January 31, 2012, 77% of our revenue was attributable to sales in international markets, and at October 31, 2012, we had 14 offices in 8 countries. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations, and if we are unable to manage the various risks associated with supporting our international sales and service efforts effectively, the growth and profitability of our business may be adversely affected.

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

In 2011, we were notified by MIT that it believed that we are practicing the patents covered by the license agreement, and therefore are in arrears in the payment of royalties under the agreement. We have advised MIT that we do not believe that we have practiced the subject patents at any time since at least 1998, or that we owe any royalties under the agreement.

As of October 31, 2012, MIT has not commenced suit against us with respect to its claims, and if any such suit is commenced by MIT, we intend to defend it vigorously. Litigation instituted by MIT alleging infringement by us of its patent rights, whether meritorious or not, could be time-consuming to defend and could damage our reputation, result in substantial and unanticipated costs associated with litigation, or result in the payment by us of damages. We believe that if MIT were to prevail in any such litigation, the royalties due under the terms of the license agreement, after giving effect to the approximately $200,000 in royalties that we have already paid, would not exceed approximately $2.6 million (excluding any interest or costs of litigation).

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

Our executive officers, employees, directors, and stockholders known by us to own 5% or more of our outstanding common stock together beneficially own or control, in aggregate, approximately 41.6% of the shares of our outstanding common stock. As a result, these executive officers, directors and principal stockholders, were they to act together, would be able to significantly influence most matters that require approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all or of our assets or any other significant corporate transaction. Corporate action might be taken even if other stockholders oppose such action. These stockholders may delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such change of control would benefit our other stockholders. This concentration of stock ownership may adversely affect investors’ perception of our corporate governance or delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our common stock.

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

We have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Although we are still evaluating the JOBS Act, we currently intend to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company”. Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an emerging growth company, we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. As a result, investor confidence in our company and the market price of our common stock may be adversely affected.

We are subject to financial and other reporting and corporate governance requirements that may be difficult for us to satisfy. Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Prior to our initial public offering of common stock in July 2012, we operated our business as a private company. As a result of our initial public offering, we became obligated to file with the Securities and Exchange Commission annual and quarterly information and other reports that are specified in Sections 13 and 15(d) of the Exchange Act, and we also became subject to other new financial and other reporting and corporate governance requirements, including the requirements of the Nasdaq Stock Market and certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder, which impose significant compliance obligations upon us, particularly after we are no longer an emerging growth company. These obligations require a commitment of additional resources and result in the diversion of our senior management’s time and attention from our day-to-day operations. In particular, we may be required to undertake some or all of the following:

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

In order to provide reliable financial reports, mitigate the risk of fraud and operate successfully as a publicly traded company, we must maintain effective control over our financial reporting. In the course of the preparation and audit of our financial statements for fiscal year 2012, we identified material weaknesses in our internal control over financial reporting which have not yet been fully remediated and, as a result, have concluded that our internal control over financial reporting is not effective in certain respects.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of our net operating loss carryforwards before they expire. We have determined that as of October 31, 2012, we had not experienced such an ownership change for purposes of Section 382. However, transactions that may occur in the future, could trigger an ownership change pursuant to Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or additional sales of common stock by us, could have a material adverse effect on our results of operations in future years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

From August 1, 2012 through October 31, 2012, we issued 6,433 shares of our common stock to employees at per share prices ranging from $2.60 to $6.50 pursuant to exercises of options granted under our 1999 Series G Convertible Preferred Stock Option Plan and our 2007 Stock Incentive Plan, resulting in aggregate cash consideration to us of $19,627.

The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(2) of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

(b) Use of Proceeds

On July 3, 2012, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-176019), which was declared effective by the Securities and Exchange Commission on June 27, 2012. The underwriters for the offering were Stifel Nicolaus & Company, Incorporated, Robert W. Baird & Co. Incorporated, Canaccord Genuity Inc. and Needham & Company, LLC. We did not utilize any of the net proceeds of this offering in our business during the three months ended October 31, 2012.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012).

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen A. Remondi, President, Chief Executive Officer and Director of Exa Corporation.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Edmond L. Furlong, Chief Financial Officer of Exa Corporation.

32.1**	Section 1350 Certification, executed by Stephen A. Remondi, President, Chief Executive Officer and Director of Exa Corporation.

32.2**	Section 1350 Certification, executed by Edmond L. Furlong, Chief Financial Officer of Exa Corporation.

101***	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of SEC Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

EXA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXA CORPORATION (Registrant)

By:	/s/ Edmond L. Furlong
Edmond L. Furlong
Authorized Officer and Principal Financial Officer

Date: December 4, 2012