Form 10-K
period 2013-01-31
EXA CORP
filed 2013-04-09
CIK 890264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35584

EXA CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3139906
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

55 Network Drive

Burlington, MA 01803

(Address of Principal Executive Offices, Including Zip Code)

(781) 564-0200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock, $.001 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2012 based on the closing price of the registrant’s common stock on such date as reported by the NASDAQ Global Market: $72,173,834.

As of April 4, 2013, 13,311,632 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before May 31, 2013 are incorporated by reference in Part III of this Annual Report on Form 10-K.

EXA CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JANUARY 31, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance, plans for growth and future operations, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under “Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “might,” “would,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

There may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K after we file it, whether as a result of any new information, future events or otherwise. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K could harm our business, prospects, operating results and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Except as otherwise indicated, all share and per share information referenced in this report has been adjusted to reflect the 1-for-6.5 reverse split with respect to our common stock effected on June 8, 2012.

As used herein, except as otherwise indicated by context, references to “we,”, “us,” “our,” or the “Company” refer to Exa Corporation.

PART I

ITEM 1.	BUSINESS

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

One of the most critical challenges for our customers in their vehicle development processes is measuring or predicting how a vehicle feature or a mechanical system will interact with air, water or other fluids. For example, developing vehicles with reduced aerodynamic drag is critical to achieving the improvements in fuel efficiency that are increasingly desired by customers and mandated by government regulations. Our core product, PowerFLOW, is an innovative software solution for simulating complex fluid flow problems, including aerodynamics, thermal management, and aeroacoustics, or wind noise. PowerFLOW relies upon proprietary technology that enables it to predict complex fluid flows with a level of reliability comparable to or better than physical testing. The combination of PowerFLOW’s accuracy and timeliness provides results that are superior to those of alternative computational fluid dynamics, or CFD, methods.

We currently focus primarily on the ground transportation market, including manufacturers in the passenger vehicle, highway truck, off-highway vehicle and train markets, as well as their suppliers. Over 90 manufacturers currently utilize our products and services, including 14 of the global top 15 passenger vehicle manufacturer groups such as BMW, Ford, Hyundai, Jaguar Land Rover, Nissan, Porsche, Renault, Toyota and Volkswagen; truck and off-highway vehicle manufacturers such as AGCO, Hyundai, Kenworth, Kobelco, MAN, Peterbilt, Scania and Volvo Truck; and suppliers to these manufacturers, such as Cummins, Denso and Magna Steyr. We are also beginning to explore other markets in which we believe the capabilities of PowerFLOW have broad application, such as the aerospace, oil and gas production, chemical processing, architecture, engineering and construction, power generation, biomedical and electronics industries.

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

We sell our products and project services primarily through our direct sales force, including sales executives and applications engineering teams deployed near our customers in the United States, United Kingdom, France, Germany, Italy, Japan, Korea and China. We also conduct business in Sweden, India, Brazil, Russia, Canada, Finland, Spain and Australia. In our customer engagement model, our applications management teams engage with our customers in long-term relationships focused on identifying problems that we can help them solve, demonstrating the value of our solutions and ensuring that the customer achieves maximum benefit from them. In this process we interact continuously with our customers to improve our software and services and add new solutions, and at the same time deepen our knowledge of their industry.

We were founded in 1991 and had 239 employees worldwide at January 31, 2013. Our corporate headquarters, including our principal administrative, marketing, technical support, research and product development facilities, are located in Burlington, Massachusetts.

Our Industry

Manufacturers’ requirements

A wide range of industries such as ground transportation, aerospace, power generation, chemical and industrial processing, architecture, electronics and biomedicine face increasing and often conflicting demands to:

•	meet customer and regulatory requirements for improved efficiency in areas such as fuel economy and reduced environmental impact;

•	meet customer desires for innovative product designs;

•	optimize products for quality, performance and safety;

•	accelerate product development cycles and time-to-market; and

•	reduce product development, material and warranty costs.

All of these activities are significantly influenced by rising consumer expectations for more efficient and environmentally sensitive products, and by government regulatory activity that is pervasive in many industries. For example, the product strategies of automobile manufacturers have for years been shaped by their need to comply with an array of regulatory requirements, including mandatory corporate average fuel economy, or CAFE, standards. The United States passenger car and light truck CAFE standard continues to rise, from 27.3 miles per gallon, or MPG, in 2011 to 35.5 MPG in 2016 and to a proposed 56.2 MPG by 2025, requiring a doubling of fuel economy performance over the next 12 years. Similar mandates relating to particulate and CO2 emissions apply in other segments of the transportation industry. For manufacturers of transportation systems, achieving these goals requires major improvements in aerodynamics, weight, and propulsion systems of their products. Our customers need to attain these goals while continuing to meet customer demands for aesthetically pleasing and innovative product designs.

These goals often conflict, requiring manufacturers to make careful trade-offs of competing values. Thus, the automotive designer’s task is not to create the most attractive, or fastest, or quietest, or most fuel-efficient car, but rather a car that satisfies sufficiently the design preferences and functional and quality expectations of its target customer, offers fuel efficiency within a desired target range, and can be brought to market on time at an acceptable profit. This need to optimize the balance of industrial design, performance factors, cost and process efficiencies is a continual challenge for the ground transportation industry and many other industries, as they seek to develop new and innovative products.

The Vehicle Development Process

Vehicle development is a complex, multi-disciplinary process. The trend toward shorter model lives and increased model proliferation has led to increasing numbers of new vehicle design programs being launched simultaneously. This trend has been compounded by the global demand for more efficient and lower emission modes of transportation. These combined global trends are forcing radical changes in the vehicle development process.

The new vehicle development process consists of three primary phases: design, engineering and manufacturing. In each of these phases, the ability to predict or verify how a new design will behave under real world conditions is a critical factor in the manufacturer’s efforts to improve the design, performance and profitability of the new vehicle.

Design. In this stage, designers in the studio develop the design of a new vehicle. They begin the process of bringing an innovative new vehicle to life within a set of packaging, powertrain, fuel efficiency and other attributes that must be met. However, in the past a large part of this up front design work has been completed without knowing how the design will actually perform on target attributes such as aerodynamic drag, weight, handling, noise and ability to manage heat, as it is cost and time prohibitive to build and test physical prototypes for every new concept that is conceived. As a consequence, required performance attributes are either ignored or are attempted to be met via conservatism (for example, ensuring airflow is sufficient for engine cooling by making the front grille larger than necessary). For decades, physical systems such as clay models and wind tunnels have been the primary predictive tool used in the design and development process. As a result, our customers spend a significant portion of their research and development budgets, which we estimate (based upon our analysis of publicly available industry data and information provided to us by our customers) to be as much as 10% to 15%, or over $6 billion per year, on physical prototypes, test facilities and related travel and staff costs. These physical experimental methods are not only expensive and inefficient, but also limited in their ability to provide accurate predictive information early in the design process, when such information is most valuable. Physical prototypes often lack features necessary to predict key attributes of vehicle performance: for example, thermal management and acoustic characteristics cannot be tested on a clay model that has no engine or interior. As changes to the design occur, time consuming construction of new prototypes may be necessary to test each variation, adding cost and slowing the process.

Engineering. This is the longest phase of the development process, where all of the details and functionality of the vehicle are developed, achieved and verified in order to ensure that the product design can be realized within the specified constraints. Each new vehicle design needs to be evaluated across numerous performance attributes involving many engineering disciplines, including aerodynamics, powertrain, thermal management, climate control and aeroacoustics. In this stage, experimental testing of full scale functional prototypes in wind tunnels, climate chambers and test tracks is used extensively to verify that the vehicle will meet required parameters for performance and quality. Physical testing of this type is expensive and cumbersome and also occurs late in the development process, when design changes are more difficult and expensive to implement. For example, track testing can only be performed near the end of the development process when working pre-production prototypes become available, and even then its accuracy can be affected by prototype quality, variable environmental conditions and the difficulty of measuring multiple performance attributes on a moving vehicle.

As a result of these intrinsic limitations of physical experimentation as a method of verification, performance deficiencies such as a component that overheats, or a side mirror that produces excessive wind noise, may not be discovered until late in the vehicle development process. At this point, a problem that could have been detected earlier may require corrective changes that add cost and weight to the vehicle, compromising program performance goals and profitability.

Manufacturing. At multiple points throughout each phase of the vehicle development process, key attributes of the new vehicle design must be certified as meeting the manufacturer’s program requirements, in a process known as signoff, before the design can be released to the next stage in the process. Achieving each of these signoffs is a key milestone in the vehicle development process. For example, one of the largest costs associated with designing and engineering a new car, truck or machine is that of the tooling for the manufacturing process. The large stamping presses used to create many of the body components and sheet metal can each cost tens to hundreds of millions of dollars and the lead times in this process are long, requiring the design of a new vehicle to be “released to tooling” more than a year before production can commence.

Design verification using physical experimentation has been the principal method of obtaining these signoffs. However, testing of a limited number of functional prototypes may not identify all potential performance problems. Manufacturing variability can cause significant performance differences. Gaps of even a few millimeters due to variations in the manufacturing process or surface changes due to oxidization of high temperature components can materially alter the vehicle’s acoustic or thermal performance. The inability to predict and account for such effects earlier in the development process, before the final design is released to tooling, can lead to quality and reliability issues and higher warranty costs.

Emergence of simulation-driven design technologies

In recent years, computer-aided technology has played an increasingly important role in the product development process. Digital modeling and simulation in particular have emerged as enabling technologies to aid in the design, analysis, and manufacture of products. Digital simulation-driven design is not only cheaper and faster in providing feedback than experimental approaches such as the construction of prototypes or wind tunnel testing, but in many industries it is now approaching a level of accuracy and robustness that is sufficient to utilize its predictions for design decisions.

A number of technology factors are facilitating the emergence of simulation-driven design:

•	increasing adoption of computer-aided design, or CAD, and product lifecycle management, or PLM, software by manufacturers and their suppliers;

•	continually decreasing cost of computing power, transforming computing power from a scarce resource that is conserved to one that is inexpensive and readily available; and

•

increasingly powerful tools for visualization and computer generated imaging: the ability to see eases the ability to understand and communicate—key attributes in a very complex design process with many interdependent silos.

Challenges of fluid dynamics simulation

In the ground transportation industry, as in many other industries, a critical element in optimizing product design is predicting how a vehicle feature or a mechanical subsystem will interact with air, water or other fluids. Fluid dynamics modeling is extremely challenging due to the complexity of the physics necessary to accurately predict the behavior of fluid flows, particularly when complex, non-linear phenomena such as turbulence are involved. As a result, for many years the only available means of addressing fluids engineering challenges have been addressed by physical experimentation or design conservatism, based on what was known to work in the past. Both of these approaches limit innovation in the product or process development activities, because they provide limited information and knowledge of how systems perform and, more importantly, little or no insight into how to improve them.

Software-based simulation tools using computational fluid dynamics, or CFD, methods have been commercially available for over 40 years. In this approach, numerical methods are utilized to provide approximate solutions to the Navier-Stokes equations, which statistically describe the behavior of a fluid in motion. The limitations of this approach are not with the Navier-Stokes equations but with the numerical techniques utilized to find approximate solutions to them for industrial problems. Most existing fluid dynamics solutions are limited in their ability to analyze highly complex geometries and predict the flow at a high level of accuracy within practical time frames.

Our Solution

We provide a powerful, innovative software solution for simulating complex fluid flow problems. Customers use our PowerFLOW simulation solutions to enhance the performance of their products, reduce product development costs and improve the efficiency of their product development processes. Our technology and products are catalyzing a disruptive change in how our customers design, engineer and optimize their products. Simulation-driven design enabled by PowerFLOW makes predictive information available earlier in the design process, permitting deeper exploration of the design space, with iterative simulations providing insight into how new concepts can improve the design.

Our products enable engineers and designers to replace conventional methods of verifying design behavior that rely on expensive physical prototypes and test facilities with accurate digital simulation-driven design and engineering processes that are more useful, more timely and less expensive. This enables our customers to gain crucial insights about the performance of alternative design approaches early in the product development cycle, improving the efficiency of the design and engineering process and reducing the likelihood of expensive redesigns or engineering fixes to remedy problems that might otherwise only be discovered late in the product development program.

In each phase of the vehicle development process, PowerFLOW simulations can be utilized to improve the product in its performance attributes, development costs, product costs, manufacturing costs, and warranty and other product lifecycle costs.

For example:

•

Aerodynamics: Reducing aerodynamic drag is a core focus for every transportation system. Aerodynamic drag can be responsible for over half of the fuel consumption of a vehicle at high speeds. Our solutions allow our customers to rapidly explore the design space, visualizing the impact of design modifications in real time, to find opportunities to reduce drag while maintaining their styling themes.

•

Heat Transfer: Braking systems have stringent heat dissipation requirements, as temperature affects braking effectiveness. Manufacturers have historically used physical mock-ups of the wheel and braking system to evaluate braking performance and cool down time. Because these test rigs do not include the full car they cannot reproduce the effect of air flow from the vehicle body and chassis that surround the braking system. Thus, actual performance is discovered only when functional prototypes become available. With PowerFLOW, full thermal braking simulations can be performed early in the design cycle, based on the proposed geometry of the entire vehicle.

•

Acoustics: PowerFLOW can accurately predict the air-driven turbulent fluctuations that agitate the glass panel on a vehicle’s front passenger door and produce wind noise, an indicator of quality and comfort that vehicle manufacturers work extremely hard to reduce. Our PowerACOUSTICS module enables engineers to model the transmission of these noise sources through the door and glass structures to predict the noise in the interior of the vehicle. Historically, our customers could evaluate interior wind noise only by wind tunnel testing, which was possible only when functional prototypes became available late in the development process. PowerFLOW’s ability to predict interior noise early in the product development workflow enables acoustic engineers to analyze and address wind noise issues early in the development process, when small but critical design changes can more easily be made.

Our simulation solutions can also enhance the efficiency and reduce the cost of our customers’ design and engineering processes as reliance on physical test procedures is reduced or eliminated. Our proprietary Digital Physics approach enables accurate complex fluid dynamics modeling to be performed within dramatically shorter time frames than are available through physical experimentation, and typically at much lower cost. As a result, our applications can augment or even replace expensive and time consuming model making and wind tunnel testing.

Our integrated suite of aerodynamic, thermal management and aeroacoustics simulation capabilities provides a single solution for critical fluid dynamics problems, and our interactive visualization capabilities enable rapid iteration of design modifications and simulations. Our case preparation tools and user interface shorten set-up time, and reduce the need for personnel with extensive CAD expertise. Our product architecture and user interface facilitate sharing of data and collaboration across departments, design teams and engineers. Our OnDemand delivery model and suite of professional project services simplify deployment and reduce cost of ownership, and our capacity-based pricing model allows customers to purchase our simulation services in a cost-effective manner, to be used when they need them.

By adding functionality that addresses phenomena such as thermal radiation or acoustic transmission, we have been able to provide our customers with solutions that extend beyond our initial fluid dynamics focus. As we continue to add new applications solutions to broaden the range of simulation problems that PowerFLOW can address, adoption of our technology has spread from the automotive market that was our initial focus to other segments of the ground transportation industry. For example, the addition of thermal management capability to our product in fiscal year 2008 enabled us to offer simulation solutions to the truck and off-highway equipment markets, in which thermal management is a significant challenge. In fiscal year 2013, these market segments accounted for approximately 19% of our total revenue.

We provide solutions to some of the most difficult simulation problems that are faced by our customers. Relying upon deep knowledge of our vertical market, our applications management teams work with design and engineering groups in various disciplines within our customers’ organizations to identify their needs, to develop solutions using our technology to meet their specific requirements, and to assist the customer in validating and implementing these solutions. We leverage the key attributes of our proprietary technology and more than 20 years of industry experience to provide answers that previously have been unattainable through traditional physical testing or existing CFD methods.

As our customers have recognized the predictive accuracy of our simulation solutions, they are beginning to adopt verification of design behavior by means of PowerFLOW simulation as an alternative to physical experimentation as a basis for critical design signoffs. Similar approaches are now being utilized by regulatory agencies. For example, new greenhouse gas regulations issued by the United States Environmental Protection Agency and National Highway Traffic Safety Administration for medium and heavy-duty vehicles will permit aerodynamic drag (a key value used to determine compliance with CO2 emission standards) to be certified by means of fluid dynamics simulation.

The result is a significant increase in the usefulness and cost-effectiveness of simulation. The use of PowerFLOW can accelerate design cycles, enhance innovation and provide flexibility to experiment with designs that might otherwise be thought too costly, reducing research and development and manufacturing costs and improving product reliability and quality. We believe that our proprietary solution has the potential to transform the product development process not only in our current target market but in other markets that face similar problems, including the aerospace, oil and gas production, chemical processing, architecture, engineering and construction, power generation, biomedical and electronics industries.

Our Business Strengths

We believe that the following key business strengths will assist us in taking advantage of the opportunities we are pursuing:

•

Customer engagement model. Delivering value to our customers and ensuring their success is at the core of our business philosophy. Our dedicated field and applications management teams engage with our customers in long-term relationships focused on identifying problems we can help them solve, demonstrating the value of our solutions and ensuring that the customer achieves maximum benefit from them. In this process we interact continuously with our customers to improve our software and services and add new solutions, and at the same time deepen our knowledge of the industry. Our customer-centric focus, significant domain expertise and integrated accurate solutions have led to the establishment of stable and growing customer relationships. In addition, our close cooperation and communication with our customers provides us with invaluable information concerning the accuracy, usefulness and cost-effectiveness of our products.

•

Solutions focus and deep domain expertise. Our customers value our core intellectual property and technology, but they equally value our focus on surrounding that technology with know-how and best practices that enable them to solve their engineering and design problems. In order to deliver upon our solutions-oriented approach, we have built a strong applications management team that understands our customers’ problems and translates this understanding into product development roadmaps and deployment best practices.

•

Expertise in our targeted vertical market. A natural outcome of our solutions focus is our vertical industry focus. We have concentrated initially on the ground transportation market, where management of aerodynamic drag and related fuel efficiency, heat transfer and aerodynamic noise are critical problems in product design. This focus has enabled us to deliver solutions that are based on a deep understanding of our customers’ fluid flow simulation problems and provide highly differentiated solutions that are difficult or impossible for our competitors to replicate. It has also enabled us to focus our sales and marketing efforts on a large market that we believe remains significantly underpenetrated.

•

Predictable business model. Our revenue is derived primarily from the sale of access to our simulation software, under annual capacity-based licenses for which we typically invoice our customers at the beginning of the license term. The principal driver of our revenue growth is customers’ increased consumption of simulation capacity, as our solutions penetrate more deeply and widely across their organizations. The recurring nature of our revenues, as customers annually renew or increase their simulation capacity, provides high visibility into future performance. On average over the last three fiscal years, more than 68% of our annual revenue was attributable to contractual commitments that were in place at the beginning of the fiscal year.

•

Proprietary and protected intellectual property. Our core and layered technologies, including our Digital Physics approach, are protected by patent coverage and non-disclosed trade secrets which provide a strong competitive advantage over alternative solutions. Our senior scientific and engineering leadership, some of whom have been with Exa since its founding, pioneered our proprietary approach to fluid dynamics simulation and have developed extensive know-how relating both to the fundamental underlying physics as well as its application to the specific problems our customers face.

Our Growth Strategy

Our goal is to become the global leader in digital simulation solutions in the target markets we serve. Our strategies to achieve this objective include:

•

Deepen deployment in our existing customer base. We remain underpenetrated at our existing customers and see significant growth potential as they migrate their product development processes based on physical test and prototypes to digital-based approaches. Once our PowerFLOW technology has been adopted in one area of a customer’s organization, we seek opportunities to expand to other disciplines and departments. Our core technology and product architecture, which use the same geometric model for aerodynamic, thermal management and aeroacoustic analysis, along with our intuitive user interface and case preparation tools, ease deployment and facilitate sharing of data and collaboration across departments.

•

Add new customers in the ground transportation market. We believe that the addressable market in ground transportation is significantly underpenetrated and there continue to be favorable regulatory and market dynamics pushing the industry to improve fuel efficiency and emissions and enhance the performance and quality of its products. Hundreds of passenger car, highway truck and off-highway vehicle manufacturers and their suppliers worldwide represent potential new customers for us. We intend to continue to add sales personnel to capture this opportunity.

•

Enable additional applications and solutions. We will continue to expand the applications we offer so that our customers can meet an expanded set of needs through simulation-driven design. Our applications management teams will identify new applications for which our customers need solutions, and develop product requirements, validation data, best practices and deployment assistance for our customers, with the outcome of broadening the use of our simulation services and increased consumption of simulation capacity. Expanded applications will lead to increased demand as different applications require unique simulations due to evaluating the vehicle under different operating conditions or configurations.

•

Penetrate new geographies. We have a strong presence in North America, Europe and Japan and Korea. Ground transportation customers in Brazil, India and China are rapidly maturing their design and engineering capabilities as they work to become global competitors. We have been working to expand our presence and business in these geographies, and will continue to do so.

•

Explore new vertical markets. We believe that our solution has the potential to transform the design process not only in our current target market but in other markets that face similar problems, including the aerospace, oil and gas production, chemical processing, architecture, engineering and construction, power generation, biomedical and electronics industries. Our core technology is extendable to applications beyond those required in the ground transportation market. For example, we have developed a prototype simulation capability for multi-phase fluid flows, such as air-water mixtures, that we believe would be of value to the oil and gas, chemical and power generation markets.

•

Selectively pursue strategic acquisitions. There are many fragmented and complementary software products and technologies that would enable us to expand our product and solutions offering, increase the value delivered to our customers, and expand our customer base. We will selectively pursue opportunities to acquire complementary business, products or technologies.

Our Products and Applications

We provide our solutions through our core product, PowerFLOW and a suite of related software products. We surround that technology with more than 20 years of technical know-how and vertical industry expertise, which we employ to deliver applications tailored specifically to the requirements of the ground transportation market. In cooperation with our customers, we also generate validation data to substantiate the accuracy of the resulting PowerFLOW simulations in comparison to physical test results and identify best practices for implementation that enable customers to solve with confidence their engineering and design problems.

Our solution focus starts with our powerful and patented fluids simulation technology. Combining our inherently transient simulation engine with a single detailed geometric model allows the software to connect with other physics algorithms to address the requirements of many engineering disciplines. The same geometric model can be used for aerodynamic, aeroacoustic and thermal simulations, saving engineering time and expense and allowing for cross-disciplinary studies.

The simulation process occurs in three stages: simulation preparation, the simulation itself and analysis of the simulation results. In the simulation preparation stage, our software tools are used prepare a digital geometric model, often based on CAD design data, for use in our PowerFLOW simulation engine. The user then selects the environmental and operating conditions, such as highway speed with a cross wind or slow towing hill climb, under which to evaluate the digital model. The simulation stage involves the use of our PowerFLOW simulation engine to model complex fluid flows and other phenomena as they relate to the digital model and test conditions prepared in the simulation preparation. Lastly, simulation analysis involves the use of visualization and other tools to gain insights into the data generated by the simulation step. These results can be used to further refine the digital model for use in later iterations of the simulation step. In the analysis phase, we offer sophisticated optimization algorithms that assist in searching within specified constraints for improved designs, something that is not possible in physical test environments.

The complete PowerFLOW software suite includes the simulation engine and grid generation engine (also called the discretizer), along with complementary pre- and post-processing software products. The software is delivered in a client/server architecture in which the computationally intensive discretization and simulation processes generally run on a centralized multi-processor simulation server, while the front-end applications for simulation preparation and back-end applications for post-processing analysis run on desktop clients that interact with the central server.

The main driver of our revenue is customers’ usage of simulation hours on the simulation server, to which we provide access under capacity-based term licenses. Customers usually purchase PowerFLOW simulation capacity under one-year licenses that provide the customer either with dedicated access to a specified number of processor cores throughout the contract year or with a block of “simulation hours” that may be used at any time but expire if not used by the end of the contract year. We separately license the client software that interfaces with our PowerFLOW simulation server for a fixed annual fee, based on the number of concurrent users.

Our products

Our product suite includes the following principal offerings:

Simulation preparation	Key Features
The desktop-based simulation preparation products described below enable users to quickly and easily import complex geometric models and incorporate them into a PowerFLOW simulation case and to manipulate and modify these digital models, and evaluate potential design improvements.

PowerDELTA	Streamlines and automates the simulation model preparation process by applying proven concepts of parametric feature modeling and history tree model management to the process of simulation model creation and update. Design data in most major CAD and mesh formats are supported—even at varying levels of quality.

PowerCASE	Efficiently creates, edits, and compiles a complete PowerFLOW simulation case. The compiled case file controls the construction of the simulation grid produced by the discretizer (PowerFLOW’s grid generator), which in turn drives the actual simulation.

PowerCLAY	Quickly and easily performs direct modification or morphing of digital model surfaces, shortening the design iteration loop to hours rather than weeks and providing the capability to easily design completely new features and electronically catalogue them for future simulation.

Simulation Server	Key Features
The server-based simulation products described below form the core of our PowerFLOW suite. These products utilize our proprietary Digital Physics technology to accurately model complex fluid flows and other phenomena.

PowerFLOW	Our core product, which incorporates all of our proprietary Digital Physics technology, efficiently and accurately simulates fluid dynamics, even on models with extreme geometric complexity.

PowerTHERM	Couples with PowerFLOW to accurately predict surface temperatures and heat fluxes generated by thermal radiation and conduction.

PowerCOOL	Couples with PowerFLOW to accurately calculate the heat transfer between a heat exchanger and the cooling airflow while seamlessly integrating into the PowerFLOW work flow.

Simulation Analysis	Key Features
The desktop-based simulation analysis products described below allow users to efficiently visualize and evaluate the simulation data generated by PowerFLOW. Using this information and our simulation preparation tools, users can quickly and easily refine their design and prepare a new simulation case for additional testing.

PowerINSIGHT	A graphical user interface that offers a library of user configurable templates and generates comparative results, allowing users to interactively browse these results to gain insight into their simulation and automatically generate reports in a variety of formats, including PowerPoint.

PowerVIZ	High-performance visualization and analysis application used for processing simulation results from PowerFLOW and spectral analysis results from PowerACOUSTICS. Provides a wide variety of tools to perform detailed analyses, a fast, intuitive, and interactive user interface, and the ability to quickly process large data sets. Different visualization techniques can be combined within the same image to explore simulation data.

PowerACOUSTICS	Enables accurate pressure fluctuation prediction, noise source identification, wind noise transmission to interior, and sound package parameter study capabilities.

Our Applications

Our goal is to promote simulation-based design techniques throughout each of the core disciplines and departments within our customers’ organizations, which include aerodynamics, thermal management, aeroacoustics, climate control and powertrain. Each of these departments is responsible for a particular aspect of the design of a vehicle and tradeoffs often must be made between the priorities of these departments. For example, a design change made to improve the aerodynamic properties of a vehicle may negatively affect the thermal management or aeroacoustic properties of the vehicle. Our customers tell us that by providing timely and accurate insights about the performance of alternative design approaches early in the product development cycle, our products allow their engineers to better understand these tradeoffs and thereby reduce the likelihood of expensive redesigns or engineering fixes to remedy problems that might otherwise only be discovered late in the product development program. Toward that end, our applications management teams dedicated to each of these disciplines seek opportunities to apply our core fluids and related physics simulation engines to address new target problems. In this process, we develop new solutions, which can then be marketed to other customers, all of which drives simulation consumption.

For example, one of the earliest applications of our technology in the automotive market was the modeling of aerodynamic drag, a key concern of engineers in our customers’ aerodynamics departments. However, the same core transient simulation engine that enables the prediction of drag can also be extended to address the problems of a different group of engineers in the same company who are responsible for the vehicle’s soiling and water management attributes. This group works to understand and mitigate the amount of soil (road dirt, brake dust or salt) that accumulates on critical components such as doors, side glass and mirrors, for safety and quality reasons. Similarly, for off highway equipment, accumulation of particles in the air intake and cooling systems can significantly affect performance. All of this can now be studied and optimized digitally using PowerFLOW early in the design process where changes are less costly to implement.

A major strength of our proprietary Digital Physics technology is its extensibility when compared to traditional CFD solutions, which require extensive and specialized tuning for each new application. By layering on top of our core fluids solver additional functionalities that address phenomena such as thermal radiation or acoustic transmission, we are able to provide broader solutions that extend beyond our initial fluid dynamics focus. These include the interior noise simulation capability that we offer to our customers’ aeroacoustics department, or the brake cooling simulation capability that we provide to engineers in their thermal management department.

Deployment of each new functional solution results in increased utilization of simulation capacity, which leads to new license purchases and revenue. We believe the customer base for most of these applications remains only partially deployed. As our customers gradually alter their development processes to take more advantage of the digital development methods we are enabling, we seek opportunities to cross-sell our products to new engineering groups within our existing customers.

Our Technology

PowerFLOW is built on our proprietary Digital Physics technology, which is based on an extended implementation of the lattice Boltzmann method that we have developed over two decades. PowerFLOW differs from competing CFD technology in fundamental ways that make our simulations more useful to our customers. PowerFLOW simulations are:

•	transient: can simulate time-dependent phenomena such as turbulent flows;

•	stable: reliable even when used to analyze complex geometries; and

•

accurate: validation studies by us and our customers demonstrate that digital simulations utilizing PowerFLOW are comparable in accuracy to the physical tests that they replace, and in some cases, are more accurate.

PowerFLOW leverages the fact that it is a transient solver with high three-dimensional resolution and low dissipation. This allows PowerFLOW to directly simulate large unpredictable turbulent scales. PowerFLOW uses turbulence theory to model only where it is valid and directly simulates the rest.

These combined attributes of PowerFLOW’s underlying technology enable us to bring simulation solutions to new levels of accuracy and robustness that have not been possible before. Our customers tell us that this has enabled them to improve their development processes by replacing physical prototype testing at many stages of the vehicle development process with robust, detailed and accurate digital simulations. This allows the final prototype stage to be primarily one of confirmation rather than discovery.

Customers and Markets

Our initial focus has been on the ground transportation market, and primarily on makers of passenger vehicles, due to the immediate benefits and strong value proposition of our solutions for vehicle manufacturers. Over 96% of our fiscal year 2013 revenues were generated from the ground transportation market, including 62% from our ten largest customers and 11% from our largest customer.

The segments of the ground transportation market that we serve include the following:

•	Passenger vehicle manufacturers;

•	Highway truck manufacturers;

•	Off-highway vehicle manufacturers (including agricultural, construction and military vehicles and machines);

•	Train manufacturers; and

•	Suppliers to the above manufacturers.

Over 90 manufacturers currently utilize our products and services, including 14 of the global top 15 passenger vehicle manufacturer groups, based on motor vehicle production volume for 2010, as reported by the Organisation Internationale des Contructeurs d’Automobiles, or the International Organization of Vehicle Manufacturers, such as BMW, Ford, Hyundai, Jaguar Land Rover, Nissan, Porsche, Renault, Toyota and Volkswagen; truck and off-highway vehicle manufacturers such as AGCO, Hyundai, Kenworth, Kobelco, MAN, Peterbilt, Scania and Volvo Truck; and suppliers to these manufacturers, such as Cummins, Denso and Magna Steyr.

We have also begun to explore new markets in which we believe the capabilities of PowerFLOW have broad application, including the aerospace, oil and gas production, chemical processing, architecture and construction, power generation, biomedical and electronics industries. For example, we have a prototype for multi-phase fluids that we believe would be of value to the oil and gas, chemical and power generation markets.

Sales and Marketing

We sell our products and services primarily through our direct sales force of 124 persons in the United States, United Kingdom, France, Germany, Italy, Japan, Korea and China at January 31, 2013, including 25 sales executives, 21 technical account managers assigned to our most deployed customers and a worldwide staff of 76 field applications engineers. We also sell our products and services through a distributor in India and through a sales agent in Brazil.

Our sales executives and applications engineering teams are based near our customers to enable quick, efficient, local time zone and language support. Our sales team is responsible for building a long-term, value-driven relationship with our customers. They also have access to our global technical resources to carry out and deliver project-based engagements. They utilize these project resources strategically to enable customers over time to deploy our solutions independently.

To introduce new customers to our simulation solutions, we typically perform fixed price projects that include simulations accessed via our OnDemand facilities, along with engineering and consulting services. Initial projects typically focus on a specific real problem in an active development program and are executed over the course of a few weeks or months. We may perform one or a series of projects, in which our applications management teams work with the design and engineering groups in various disciplines within our customers’ organizations to identify their needs and to assist the customer in validating and implementing our solution. As we work with the customer in project-based mode, we work towards building a value proposition that supports a license sale.

Once our PowerFLOW technology has been adopted in one area of a customer’s organization, we seek opportunities to expand to other disciplines and departments. We believe that we are currently marginally deployed at many of our current customers and see significant growth potential from existing customers. For example, a manufacturer of luxury automobiles initially implemented our aerodynamic simulation solutions for use in styling evaluation and optimization. Over the course of our multi-year relationship with this customer, the range of our solutions deployed by the customer has expanded to include thermal management (including convective drive train cooling, brake cooling, underhood temperatures and climate control solutions) as well as aeroacoustics, resulting in an increase in simulation capacity purchased by this customer by a factor of over 50 times over a period of six years.

Customers usually purchase PowerFLOW simulation capacity under one-year licenses that provide the customer either with dedicated access to a specified number of processor cores throughout the contract year or with a block of “simulation hours” that may be used at any time but expire if not used by the end of the contract year. As an illustration, a highway truck customer, based on a new truck design program, may estimate that it will run a minimum of 200 aerodynamic simulations in its next fiscal year. A typical highway truck aerodynamics simulation requires 3,000 simulation-hours each. Thus, this customer will require a minimum of 600,000 simulation-hours.

Simulation capacity may be purchased as software-only, to be run on the customer’s own computer hardware, or provided in the form of software-as-a-service, via our hosted PowerFLOW OnDemand offering. We provide our PowerFLOW OnDemand services primarily through a data center operated by IBM in Piscataway, New Jersey. We separately license the front-end and back-end applications software that interfaces with our simulation server software for a fixed annual fee, based on the number of concurrent users at the customer. As customers continue to use our solutions and deploy them more widely within their organizations, their consumption of our simulation services typically increases. We offer volume discounts based on the annual volume of simulation capacity ordered.

Research and Development

Our product development activities are carried out by our research and development organization, which at January 31, 2013 encompassed 93 persons, including 18 scientists engaged in basic research in fluid dynamics, 35 software engineers, 28 applications management personnel and 12 product management personnel. Our senior research and development scientists include leaders in the field of fluid dynamics who have pioneered the use of the lattice Boltzmann method. Our applications management teams, which are organized around the core engineering disciplines and departments within our customers’ organizations, perform a critical role in establishing and executing our product development roadmap, by identifying customer needs, developing product requirements and working with customers to implement and improve our solutions. Examples of our current research and development activities include basic research to improve the capabilities and performance of our core fluids simulation engine, which is currently in its fifth generation, as well as the expansion of our solutions to address new simulation applications, for example, modeling of moving geometries such as rotating machinery.

Our total expenditures on research and development were $16.7 million, or 34.1% of total revenues in fiscal year 2013, $14.4 million, or 31.5% of total revenues, in fiscal year 2012 and $12.8 million, or 33.7% of total revenues in fiscal year 2011. In order to maintain and extend our technology leadership and competitive position, we intend to continue to devote significant effort to our research and development activities.

Intellectual Property

We regard our software as proprietary. Our strategy is to rely on a combination of copyright, patent, trademark and trade secret laws in the United States and other jurisdictions, and to rely on license and confidentiality agreements, and software security measures to further protect our proprietary technology and brand. The laws of some countries in which our products are licensed may not protect our intellectual property rights to the same extent as the laws of the United States.

We have obtained or applied for patent protection with respect to some of our core intellectual property, but generally do not rely on patents as a principal means of protecting intellectual property. As of January 31, 2013 we owned nine patents issued in the United States and four pending patent applications in the United States.

We conduct business under our trademarks and use trademarks on some of our products. We believe that having distinctive marks may be an important factor in marketing our products. As of January 31, 2013, we have registered twelve of our significant trademarks in the United States and in limited subset in selected other countries. Although we have a foreign trademark registration program for selected marks, the laws of many countries protect trademarks solely on the basis of registration and we may not be able to register or use such marks in each foreign country in which we seek registration. We monitor use of our trademarks and intend to enforce our rights to our trademarks.

We rely on trade secrets to protect substantial portions of our technology. We generally seek to protect these trade secrets by entering into non-disclosure agreements with our employees and customers, and historically have restricted access to our software source code and licenses, which we regard as proprietary information. In these cases, we rely on non-disclosure and other contractual provisions to protect our proprietary rights. Trade secrets may be difficult to protect, and it is possible that parties may breach their confidentiality agreements with us.

In addition to the protections described above, our software is protected by United States and international copyright laws. We license our software products utilizing a combination of web-based and hard copy license terms and forms. We rely primarily on “click-wrap” licenses. The enforceability of these types of agreements under the laws of some jurisdictions is uncertain.

The steps we have taken to protect our proprietary rights may not be adequate to deter misappropriation of our technology or independent development by others of technologies that are substantially equivalent or superior to our technology. Any misappropriation of our technology or development of competitive technologies could harm our business. We could incur substantial costs in protecting and enforcing our intellectual property rights.

Executive Officers and Directors

The following table sets forth information with respect to our executive officers as of April 9, 2013:

Name	Age	Position
Stephen A. Remondi	47	Chief Executive Officer, President, Director

Edmond L. Furlong	49	Chief Operating Officer and Chief Financial Officer

Jean-Paul Roux	49	Vice President of European Operations

Hudong Chen, Ph.D.	56	Chief Scientist, Vice President of Physics

James Hoch	48	Vice President of Software Development

Stephen P. Sarno	46	Vice President, Finance and Chief Accounting Officer

Stephen A. Remondi co-founded Exa Corporation in 1991 and has held the positions of Chief Executive Officer and President since 1999. Prior to 1999, Mr. Remondi held numerous positions within Exa, including Vice President of Applications Development and Business Development. In that role, Mr. Remondi was responsible for the development of the PowerFLOW product and management of Exa’s strategic customer partnerships. Prior to founding Exa, Mr. Remondi held various engineering and engineering management positions at Alliant Computer Systems Corporation and Data General Corporation. Mr. Remondi has a B.S. in Electrical & Computer Engineering from Tufts University and an M.B.A. from Bentley College. We believe that Mr. Remondi’s educational background in engineering and management, his professional experience as an engineer and executive, and his extensive knowledge of our company’s history and culture, its products, technology and personnel, and its markets and customers, qualify him to serve as a member of our board of directors.

Edmond L. Furlong served as a director of Exa Corporation from 2001 to January 2005 when he became our Chief Operating Officer and Chief Financial Officer. Immediately prior to joining Exa, Mr. Furlong held the position of Senior Vice President of Fidelity Strategic Investments, the venture capital arm of Fidelity Investments. Prior to his tenure at Fidelity Strategic Investments, Mr. Furlong held several investment and operations roles including Chief Operating Officer of UAM Investment Services, Inc., Vice President and National Sales Manager of Fidelity Investments Tax-Exempt Services Company and Chief Financial Officer of Fidelity Investments Tax-Exempt Services Company and also served as a management consultant at The Boston Consulting Group, Inc., and an associate in the investment banking group of Dillon, Read & Company, Inc. Mr. Furlong holds a B.S. in Economics from The Wharton School of The University of Pennsylvania and an M.B.A. from The Harvard Business School.

Jean-Paul Roux joined Exa in 2001 as our managing director for Southern and Western Europe. In April 2003 Mr. Roux assumed the position of Vice President of European Operations. Prior joining to Exa, Mr. Roux was Managing Director of Tecnomatix UK, a provider of product lifecycle management software, and its Scandinavian subsidiary. Mr. Roux has extensive experience selling software solutions to engineers in the manufacturing, electronics, automotive, aerospace and off-highway equipment industries. Mr. Roux holds a language degree from Catholic University and a business degree from Ecole Superieure de Commerce in Grenoble, France.

Dr. Hudong Chen joined Exa in 1993 and has been our Chief Scientist since 1997 and Vice President of Physics since 2000. Prior to his tenure at Exa, Dr. Chen was a visiting assistant physics professor at Dartmouth College and a postdoctoral fellow at Los Alamos National Laboratory. Dr. Chen has a Ph.D. in Physics from Dartmouth College, a M.S. in Physics from the College of William and Mary, and a B.S. in Physics from Fudan University in China. Dr. Chen is known for his pioneering work in lattice Boltzmann methods as well as contributions in turbulence and kinetic theory. Dr. Chen has been a Fellow of the American Physical Society since 2000.

James Hoch joined Exa in 1993 and has been our Vice President of Software Development since rejoining the company in 1999. Prior to joining Exa, Mr. Hoch was the lead architect on several research parallel computer systems and related compiler projects at Sandia National Laboratories. Mr. Hoch was also chief architect at Maker Communications, a developer of network communications processors, from October 1998 to July 1999. Mr. Hoch has extensive experience in compiler technology and parallel computing and holds both M.S. and B.S. degrees from Purdue University in Computer and Electrical Engineering.

Stephen P. Sarno joined Exa in November 2012. Prior to joining the company, Mr. Sarno served as Senior Vice President, Finance and Corporate Controller at Education Holdings 1, Inc., formerly The Princeton Review, from 2011 to 2012. Additional prior work experience highlights include a role as Vice President, Corporate Controller and Chief Accounting Officer with Sapient Corporation as well as over 10 years of experience at PricewaterhouseCoopers as a Senior Manager. He is a Certified Public Accountant in the Commonwealth of Massachusetts, holds an MBA from the University of Texas at Austin and a BBA from the University of Massachusetts at Amherst.

Item 1A.	Risk Factors

You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions including a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, natural disasters or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations and liquidity.

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

A significant portion of our revenues is derived from renewals by our existing customers of annual licenses to use PowerFLOW, and in any fiscal period, a large portion of our revenue is typically attributable to a small number of significant customers. In fiscal years 2013, 2012 and 2011, approximately 62%, 64% and 69% of our revenue, respectively, was attributable to our ten largest customers in the aggregate. Due to the concentration of revenue in a small number of customers, a significant reduction in usage of PowerFLOW by any of these customers, or the non-renewal of their annual licenses, due to the cancellation or postponement of vehicle development programs or for any other reason, could have a materially adverse effect on our results of operations.

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

We have experienced and expect to continue to experience seasonal variations in the timing of customers’ purchases of our software products. Many customers make purchase decisions based on their fiscal year budgets, which often coincide with the calendar year, except for our customers in Japan. These seasonal trends materially affect the timing of our cash flows, as license fees become due at the time the license term commences. As a result, customer orders for new and renewal licenses have been concentrated in the fourth quarter of our fiscal year, and our cash flows from operations have been highest in the first quarter of the succeeding fiscal year.

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

International sales of PowerFLOW and our related products and services are important to our growth and profitability. In the fiscal year ended January 31, 2013, 77% of our revenue was attributable to sales in international markets, and at January 31, 2013, we had 15 offices in 8 countries. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations, and if we are unable to manage the various risks associated with supporting our international sales and service efforts effectively, the growth and profitability of our business may be adversely affected.

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

Because most of our international sales are denominated in the currency of the country where the purchaser is located, as we continue to expand our direct sales presence in international regions, our accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, increases or decreases in the value of the U.S. dollar relative to foreign currencies may affect our financial position, results of operations and cash flow. Currently, our largest exposures to foreign exchange rates exist with respect to the euro and the Japanese yen. We do not currently hedge our exposure to fluctuations in foreign exchange rates. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results.

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

Changes in tax laws or tax rulings could materially impact our effective tax rate. In the United States, there are several proposals to reform corporate tax law that are currently under consideration. These proposals include reducing the corporate statutory tax rate, broadening the corporate tax base through the elimination or reduction of deductions, exclusions and credits, implementing a territorial regime of taxation, limiting the ability of United States corporations to deduct interest expense associated with offshore earnings, modifying the foreign tax credit rules, and reducing the ability to defer United States tax on offshore earnings. These or other changes in the United States tax laws could increase our effective tax rate which would affect our profitability.

Our ability to use our net operating loss carryforwards may be subject to limitation.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of our net operating loss carryforwards before they expire. We performed an analysis as of January 31, 2013, and determined that we had not experienced an ownership change for purposes of Section 382. However, future transactions in our common stock, either alone or in combination with our initial public offering, could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or sales of common stock by us, could have a material adverse effect on our results of operations in future years.

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

Historically, we have financed our operations and internal growth primarily through private placements of our equity securities and debt and through our initial public offering. We cannot be certain that additional public or private financing will be available in amounts acceptable to us, or at all. If we raise additional funds by issuing equity securities, you may experience dilution. Furthermore, any new securities we issue may have rights, preferences and privileges superior to our common stock. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

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

As of January 31, 2013, MIT has not commenced suit against us with respect to its claims, and if any such suit is commenced by MIT, we intend to defend it vigorously. Litigation instituted by MIT alleging infringement by us of its patent rights, whether meritorious or not, could be time-consuming to defend and could damage our reputation, result in substantial and unanticipated costs associated with litigation, or result in the payment by us of damages. We believe that if MIT were to prevail in any such litigation, the royalties due under the terms of the license agreement, after giving effect to the approximately $0.2 million in royalties that we have already paid, would not exceed approximately $2.6 million (excluding any interest or costs of litigation).

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

Shares of our common stock were sold in our July 2012 initial public offering at a price of $10.00 per share, and, through January 31, 2013, our common stock has subsequently traded at prices as high as $13.40 and as low as $8.69 per share. An active, liquid and orderly market for our common stock may not develop or be sustained, which could depress the trading price of our common stock and limit your opportunities to resell shares of our common stock at or above the price you paid.

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

Our quarterly revenue and results of operations have fluctuated in the past and may do so in the future as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and identified throughout this “Risk Factors” section in this Annual Report on Form 10-K:

•	our recognition of project revenues during the quarter in which services are completed, rather than ratably over the period of performance of services;

•	our ability to retain and increase sales to existing customers and attract new customers;

•	changes in the volume and mix of products sold in a particular quarter;

•	seasonality of our business cycle, given that our cash flows from operating activities are typically significantly higher in our first fiscal quarter;

•	our policy of expensing sales commissions on license and project sales;

•	the timing and success of new product introductions or upgrades by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	failure to achieve anticipated levels of customer acceptance of our existing or new applications or platform changes;

•	failure to expand the utilization of PowerFLOW in our customer base or to penetrate new customers and market segments;

•	unexpected outcomes of matters relating to litigation;

•	unanticipated changes in tax rates and tax laws;

•	failure to effectively protect our intellectual property, especially in developing countries;

•	failure to successfully integrate acquired businesses and technologies;

•	renegotiation or termination of royalty or intellectual property arrangements;

•	unanticipated impact of accounting for technology acquisitions, if any;

•	general economic conditions, particularly in countries where we derive a significant portion of our revenue;

•	greater than anticipated expenses or a failure to maintain cost controls;

•	competition, including entry into the market by new competitors and new product offerings by existing competitors;

•	the amount and timing of expenditures related to expanding our operations, research and development, or introducing new products;

•	fluctuations in foreign currency exchange rates;

•	changes in the licensing or payment terms for our products and services; and

•	the purchasing and budgeting cycles of our customers.

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

We expect that the factors listed above and other risks discussed in this report will continue to affect our operating results for the foreseeable future. Because of the factors listed above and other risks discussed in this report, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC, which could undermine investor confidence in our company and adversely affect the market price of our common stock.

The JOBS Act, which was enacted in April 2012, is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenues are less than $1.0 billion will, in general, qualify as an emerging growth company until the earliest of:

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

Prior to our initial public offering of common stock in July 2012, we operated our business as a private company. As a result of our initial public offering, we became obligated to file with the Securities and Exchange Commission annual and quarterly information and other reports that are specified in Sections 13 and 15(d) of the Exchange Act, and we also became subject to other new financial and other reporting and corporate governance requirements, including the requirements of the Nasdaq Stock Market and certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder, which impose significant compliance obligations upon us, particularly after we are no longer an emerging growth company. These obligations require a commitment of additional resources and result in the diversion of our senior management’s time and attention from our day-to-day operations. In particular, we have been required, or may in the future be required, to undertake some or all of the following:

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

In order to provide reliable financial reports, mitigate the risk of fraud and operate successfully as a publicly traded company, we must maintain effective control over our financial reporting. In the course of the preparation and audit of our financial statements for fiscal years 2012 and 2013, we identified material weaknesses in our internal control over financial reporting which have not yet been fully remediated and, as a result, have concluded that our internal control over financial reporting is not effective in certain respects.

In connection with our initial public offering in July 2012, we restated our consolidated financial statements for all periods in the fiscal years ended January 31, 2010 and 2011 and the quarterly periods ended April 30, 2011 and July 31, 2011 after certain material errors were identified. In connection with this restatement, management identified the following material weaknesses in our internal controls: (1) we do not have the appropriate resources and controls to properly account for taxes and (2) we do not have adequate oversight and controls related to the accounting for complex equity arrangements, which resulted in accounting errors. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

When we file our Annual Report on Form 10-K for the fiscal year ending January 31, 2014, we will be required to assess the effectiveness of our internal control over financial reporting as of the end of that fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting that is identified by management. Once we are no longer an emerging growth company, our independent registered public accounting firm will also be required to consider our internal controls over financial reporting and express an opinion as to their effectiveness. If our management or our independent registered public accounting firm identifies one or more unremediated material weaknesses in our internal control over financial reporting, we will be unable to conclude that such internal control is effective. If we are unable to conclude that our internal control over financial reporting is effective because the material weaknesses identified above have not been remediated or for any other reason, or, when we are no longer an emerging growth company, if our independent registered public accounting firm is unable to express an opinion that our internal control over financial reporting is effective, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

•

limiting the determination of the number of directors on our board and the filling of vacancies or newly created seats on the board to our board of directors then in office; and providing that directors may be removed by stockholders only for cause.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal offices occupy approximately 60,000 square feet of leased office space in Burlington, Massachusetts pursuant to a lease agreement that expires in March 2016. We also maintain sales, support and applications management offices in Livonia, Michigan; Brisbane, California; Paris, France; Stuttgart, Germany; Munich, Germany; Ciriè, Italy; Yokohama, Japan; Seoul, Korea; and Shanghai, China. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings. However, because of the nature of our business, we may be subject at any particular time to lawsuits or other claims arising in the ordinary course of our business, and we expect that this will continue to be the case in the future

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock trades on the NASDAQ Global Market tier of the NASDAQ Stock Market under the symbol: “EXA.” The following table sets forth the high and low sales prices per share of our common stock, for each quarter during fiscal year 2013 following the consummation of our initial public offering.

	Fiscal Year 2013
	High	Low
First Quarter	n/a	n/a
Second Quarter	$10.88	$9.25
Third Quarter	$13.40	$9.00
Fourth Quarter	$12.62	$8.69

On April 4, 2013, the last reported sale price on the NASDAQ Global Market for or common stock was $7.98 per share. On April 4, 2013, there were approximately 89 holders of record of our common stock. This number does not include stockholders for whom our shares were held in “nominee” or “street” name.

Dividend Policy

We have never paid or declared any cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Covenants in the agreements governing our term loan and line of credit also restrict our ability to pay cash dividends. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any.

Unregistered Sales of Equity Securities

From November 1, 2012 through January 31, 2013, we issued 19,448 shares of our common stock to employees at per share prices ranging from $0.65 to $11.38 pursuant to exercises of options granted under our 1999 and 2005 Series G Convertible Preferred Stock Option Plans and our 2007 Stock Incentive Plan, resulting in aggregate cash consideration to us of $62,558.

The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, in reliance upon Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Use of Proceeds

On July 3, 2012, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-176019), which was declared effective by the Securities and Exchange Commission on June 27, 2012. The underwriters for the offering were Stifel Nicolaus & Company, Incorporated, Robert W. Baird & Co. Incorporated, Canaccord Genuity Inc. and Needham & Company, LLC. We used approximately $3.9 million of the net proceeds from this offering for working capital purposes during the three months ended January 31, 2013.

ITEM 6:	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 8 of this Annual Report on Form 10-K and with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

Our selected consolidated statement of operations data for the fiscal years ended January 31, 2013, 2012 and 2011 and our selected consolidated balance sheet data as of January 31, 2013 and 2012 are derived from our consolidated financial statements included elsewhere in this report. Our selected consolidated statement of operations data for the fiscal years ended January 31, 2010 and 2009 and selected consolidated balance sheet data as of January 31, 2011, 2010 and 2009 are derived from our audited consolidated financial statements which have not been included in this report.

Selected Consolidated Financial Data

	Years Ended January 31,
	2013 (1)	2012 (2)	2011 (2)	2010 (2)	2009
	(in thousands, except share and per share data)
Statement of Operations Data
Total revenue	$48,868	$45,930	$37,907	$35,618	$34,123
Operating income (loss)	1,960	5,035	3,116	767	(8,665)
Net income (loss)	$763	$14,138	$691	$(1,180)	$(9,846)
Earnings (loss) per share—basic	$0.10	$28.63	$1.41	$(2.40)	$(21.85)
Weighted average shares—basic	7,929,364	493,763	491,623	490,999	450,522
Earnings (loss) per share—diluted	$0.06	$1.37	$0.07	$(2.40)	$(21.85)
Weighted average shares—diluted	12,896,487	10,324,811	10,154,136	490,999	450,522
Balance Sheet Data
Cash	$30,716	$11,468	$2,780	$2,402	$6,025
Total current assets	61,464	32,212	26,914	20,983	23,417
Total assets	84,070	54,566	30,198	25,216	30,246
Long-term debt and capital leases, net of current portion	7,842	4,506	4,650	169	971
Convertible preferred stock	—	32,678	32,663	32,703	33,024
Stockholder’s equity (deficit)	$34,771	$(35,623)	$(50,309)	$(51,341)	$(51,567)

(1)	On July 3, 2012, we completed our initial public offering in which we issued and sold 4,166,667 shares of common stock at a public offering price of $10.00 per share. We received net proceeds of $34.6 million after deducting underwriting discounts and commissions of approximately $2.9 million and other offering expenses of approximately $4.2 million. Upon the closing of the initial public offering, each share of our preferred stock was converted into two thirteenths of a share of our common stock.
(2)	Certain financial statement amounts included in the fiscal years ended January 31, 2012, 2011 and 2010 have been revised to correct certain prior period errors, primarily relating to our accounting for deferred income taxes associated with the release of the Company’s valuation allowance. These revisions are described in detail in Note 2, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes included in Part IV, Item 15 of this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, including but not limited to those set forth in “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”.

Overview

We develop, sell and support simulation software and services that vehicle manufacturers use to enhance the performance of their products, reduce product development costs and improve the efficiency of their design and engineering processes. Our solutions enable our customers to augment or replace inefficient and expensive methods of evaluating alternative designs, such as wind tunnel testing using physical prototypes, with accurate digital simulations that are more useful and timely. We believe, based on feedback from our customers and data published by them, that use of our software solutions enables significant cost savings and fundamental improvements in their vehicle development process by allowing their engineers and designers to gain crucial insights about design performance early in the design cycle.

Our core product, PowerFLOW®, is an innovative software solution for simulating complex fluid flow problems, including aerodynamics, thermal management, and aeroacoustics, or wind noise. PowerFLOW relies upon our proprietary technology that we refer to as Digital Physics®, which is based on algorithms known as the lattice Boltzmann method. Our proprietary technology enables PowerFLOW to predict complex fluid flows with a level of reliability comparable to or better than physical testing, with results that are more accurate and useful than those of alternative computational fluid dynamics, or CFD, methods.

We currently focus primarily on the ground transportation market, including manufacturers in the passenger vehicle, highway truck, off-highway vehicle and train markets, as well as their suppliers. Over 90 manufacturers currently utilize our products and services, including 14 of the global top 15 passenger vehicle manufacturers, based on motor vehicle production volume for 2010, as reported by the Organisation Internationale des Constructeurs d’Automobiles, or the International Organization of Vehicle Manufacturers. Global vehicle manufacturers face increasing pressure, from government mandates as well as from consumers, to improve the efficiency of their products. This requires different powertrain choices, changes in the shape of the vehicle, and reductions in vehicle weight, all of which we believe favor the adoption of simulation-driven design.

We are also beginning to explore other markets in which we believe the capabilities of PowerFLOW have broad application, such as the aerospace, oil and gas production, chemical processing, architecture engineering and construction, power generation, biomedical and electronics industries. We offer our solutions through annual capacity-based licenses, either as software-only, to be run on the customer’s own computer hardware, or in the form of software-as-a-service, via our hosted PowerFLOW OnDemand offering. We sell our products and services primarily through our direct sales force, including sales executives and applications engineering teams deployed near our customers in the United States, Europe, Japan, Korea and China, through a distributor in India and through a sales agent in Brazil.

We have a predictable business model based on recurring revenue from a growing customer base. For fiscal year 2013, we recorded total revenues, net income and Adjusted EBITDA of $48.9 million, $0.8 million and $4.9 million, respectively. Since generating our first commercial revenue in 1994, our annual revenue has increased for 19 consecutive years. Our total revenues in fiscal year 2013 increased 6.4%, compared with fiscal year 2012. On a constant currency basis, our total revenues in fiscal year 2013 increased 9.6%, compared with fiscal year 2012. Adjusted EBITDA and revenue on a constant currency basis are non-GAAP financial measures. For definitions of Adjusted EBITDA and revenue on a constant currency basis, an explanation of our management’s use of these measures and a reconciliation of our Adjusted EBITDA to our net income, please see “—Non-GAAP Measures,” below.

Seasonality

We have experienced and expect to continue to experience seasonal variations in the timing of customers’ purchases of our software products. Many customers make purchase decisions based on their budget cycles, which typically coincide with the calendar year, except in Japan, where our customers’ budget cycle typically begins on April 1. Because our software products are sold pursuant to annual subscription agreements and we recognize revenue from these subscriptions over the term of the agreement, downturns or upturns in sales may not be immediately reflected in our operating results. However, these seasonal trends materially affect the timing of our cash flows, as we generally receive the annual license fee at the time the license term commences, or shortly thereafter. As a result, our cash flows from operations are typically highest in the first quarter of each fiscal year.

Results of Operations

The following tables set forth, for the periods presented, data from our consolidated statements of operation, as well as that data as a percentage of revenues. The information contained in these tables should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended January 31,
	2013	2012	2011
(in thousands)
Revenue:
License revenue	$41,151	$38,754	$30,584
Project revenue	7,717	7,176	7,323

Total revenue	48,868	45,930	37,907

Operating expenses:
Cost of revenue	14,154	12,075	9,896
Sales and marketing	7,115	6,233	6,110
Research and development	16,687	14,449	12,777
General and administrative	8,952	8,138	6,008

Total operating expenses	46,908	40,895	35,791

Income from operations	1,960	5,035	3,116

Other income (expense):
Foreign exchange gain (loss)	17	(106)	(198)
Interest expense	(1,635)	(1,289)	(1,415)
Interest income	4	5	4
Other income (expense), net	529	(213)	10

Total other expense, net	(1,085)	(1,603)	(1,599)

Income before income taxes	875	3,432	1,517
(Provision) benefit for income taxes	(112)	10,706	(826)

Net income	$763	$14,138	$691

	Years Ended January 31,
	2013	2012	2011
(as a percentage of total revenue)
Revenue:
License revenue	84.2%	84.4%	80.7%
Project revenue	15.8%	15.6%	19.3%

Total revenue	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenue	28.9%	26.3%	26.1%
Sales and marketing	14.6%	13.6%	16.1%
Research and development	34.1%	31.5%	33.7%
General and administrative	18.3%	17.7%	15.8%

Total operating expenses	96.0%	89.0%	91.8%

Income from operations	4.0%	11.0%	8.2%

Other income (expense):
Foreign exchange gain (loss)	0.0%	(0.2)%	(0.5)%
Interest expense	(3.3)%	(2.8)%	(3.7)%
Interest income	0.0%	0.0%	0.0%
Other income (expense), net	1.1%	(0.5)%	0.0%

Total other expense, net	(2.2)%	(3.5)%	(4.2)%

Income before income taxes	1.8%	7.5%	4.0%
(Provision) benefit for income taxes	(0.2)%	23.3%	(2.2)%

Net income	1.6%	30.8%	1.8%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of Fiscal Years Ended January 31, 2013 and 2012

Revenue

	Years Ended January 31,
	2013	2012	Increase	% Change
(in thousands, except percentages)
License revenue	$41,151	$38,754	$2,397	6.2%
Project revenue	7,717	7,176	541	7.5

Total revenues	$48,868	$45,930	$2,938	6.4%

License revenue increased 6.2%, from $38.8 million in fiscal year 2012 to $41.2 million in fiscal year 2013. The net increase was due to $0.6 million in sales of simulation capacity to new customers and a $1.9 million increase in consumption of simulation capacity by existing customers. License revenue growth was impacted by the loss of one significant motorsport customer which contributed to revenue in fiscal year 2012, but has since closed its motorsport division. Project revenue increased $0.5 million during fiscal year 2013 compared to fiscal year 2012 due to increased project activity and the addition of new project clients.

Foreign exchange fluctuations, particularly the weakness of the Euro, negatively impacted total revenue in fiscal year 2013 by $1.5 million as compared to fiscal year 2012. On a constant currency basis, our total revenues in fiscal year 2013 increased 9.6%, compared with fiscal year 2012.

Cost of revenue

	Years Ended January 31,
	2013	2012	Increase	% Change
(in thousands, except percentages)
Cost of revenue	$14,154	$12,075	$2,079	17.2%

Cost of revenue for fiscal year 2013 was $14.2 million, an increase of $2.1 million, or 17.2%, compared with $12.1 million during fiscal year 2012. As a percentage of revenues, cost of revenues increased to 28.9% for fiscal year 2013 from 26.3% for fiscal year 2012. Payroll and employee related costs, including travel, accounted for approximately $2.3 million of the increase, primarily as a result of the net addition of 27 new application engineers, merit increases for existing personnel, a reinstated 401k employer match in fiscal year 2013, increased stock compensation expense and increased travel due to expanded service and support efforts. In addition, capacity expansions at our New Jersey data center resulted in increased facility costs of $0.5 million, including hosting fees, rent, utilities and depreciation. These increases were partially offset by a $0.8 million decrease in royalty costs. The decrease in royalty costs was the result of our acquisition from science + computing AG in November 2011 of certain intellectual property assets related to our PowerVIZ product on which we had previously paid royalties.

Sales and marketing

	Years Ended January 31,
	2013	2012	Increase	% Change
(in thousands, except percentages)
Sales and marketing	$7,115	$6,233	$882	14.2%

Sales and marketing expenses for fiscal year 2013 were $7.1 million, an increase of $0.9 million, or 14.2% compared with $6.2 million for fiscal year 2012. As a percentage of revenues, sales and marketing expenses increased to 14.6% for fiscal year 2013 from 13.6% for fiscal year 2012. Non-commission payroll and employee related costs, including travel, accounted for approximately $1.2 million of the increase, primarily due to the net addition of 6 new salespeople in fiscal year 2013, merit increases for existing personnel, a reinstated 401k employer match in fiscal year 2013, increased stock compensation expense and increased travel due to expanded sales efforts. Commission expense decreased by approximately $0.4 million, primarily due to revisions in our commission policies that impacted fiscal year 2013. We also expanded our sales and marketing facilities in Michigan during fiscal year 2013, which resulted in increased facility costs of approximately $0.1 million.

Research and development

	Years Ended January 31,
	2013	2012	Increase	% Change
(in thousands, except percentages)
Research and development	$16,687	$14,449	$2,238	15.5%

Research and development expenses for fiscal year 2013 were $16.7 million, an increase of $2.2 million, or 15.5%, compared with $14.4 million for fiscal year 2012. As a percentage of revenues, research and development expense increased to 34.1% for fiscal year 2013 from 31.5% for fiscal year 2012. Payroll and employee related costs, including travel, accounted for approximately $2.0 million of the increase, primarily as a result of the net addition of 8 new scientists and software engineers, merit increases for existing personnel and a reinstated 401k employer match in fiscal year 2013. In addition, data center costs and processing fees increased by approximately $0.2 million due to expanded efforts in product development.

General and administrative

	Years Ended January 31,
	2013	2012	Increase	% Change
(in thousands, except percentages)
General and administrative	$8,952	$8,138	$814	10.0%

General and administrative expenses for fiscal year 2013 were $9.0 million, an increase of $0.8 million, or 10.0%, compared with $8.1 million for fiscal year 2012. As a percentage of revenues, general and administrative expenses increased to 18.3% for fiscal year 2013, from 17.7% for fiscal year 2012. Payroll and employee related costs, including travel, accounted for approximately $0.3 million of the increase, primarily as a result of the net addition of 3 new employees in fiscal year 2013 (including our chief accounting officer at the end of the third quarter of fiscal year 2013), merit increases for existing personnel, a reinstated 401k employer match in fiscal year 2013, increased stock compensation expense and increased travel and related costs due to activities associated with going public. In addition, approximately $0.4 million of the increase relates to professional costs associated with being a public company, including investor relations, filing fees and insurance premiums. Lastly, approximately $0.3 million of the increase relates to increased depreciation and amortization expense associated with our capital expenditures and amortization of the intellectual property assets acquired from science + computing AG in November 2011. These increases were partially offset by reductions in other business expenses of $0.2 million.

Other expense, net

	Years Ended January 31,
	2013	2012	Decrease	% Change
(in thousands, except percentages)
Other expense, net	$1,085	$1,603	$(518)	(32.3)%

Total other expense, net for fiscal year 2013 was $1.1 million, a decrease of $0.5 million, or 32.3%, from $1.6 million for fiscal year 2012. Gain increases of $0.1 million relating to foreign exchange movement and $0.7 million relating to the marking to market of our former equity participation right and our former preferred stock warrant liability were partially offset by a $0.3 million increase in interest expense due to increased borrowing levels.

(Provision) benefit for income taxes

	Years Ended January 31,
	2013	2012	Change	% Change
(in thousands, except percentages)
(Provision) benefit for income taxes	$(112)	$10,706	$(10,818)	(101.0)%

Income taxes changed from a benefit of $10.7 million in fiscal year 2012 to a provision of $0.1 million in fiscal year 2013, and our effective tax rate changed from (311.9)% to 12.8%. The change in the tax provision relates primarily to the release of the valuation allowance on our United States deferred tax assets in the amount of $12.5 million that occurred in fiscal year 2012. The release of the valuation allowance was based upon our cumulative history of earnings before taxes for financial reporting purposes over the three-year period ending on January 31, 2012 and our expectation that we will achieve profit before taxes in future periods. The benefit from income taxes in the amount of $10.7 million recorded in fiscal year 2012 had a significant favorable impact on our net income in fiscal year 2012, which did not recur in fiscal year 2013 and which we do not expect to recur in future periods.

Comparison of Fiscal Years Ended January 31, 2012 and 2011

Revenue

	Years Ended January 31,		Increase (decrease)	% Change
	2012	2011
(in thousands, except percentages)
License revenue	$38,754	$30,584	$8,170	26.7%
Project revenue	7,176	7,323	(147)	(2.0)

Total revenues	$45,930	$37,907	$8,023	21.2%

License revenue increased 26.7%, from $30.6 million in fiscal year 2011 to $38.8 million in fiscal year 2012. Of this increase, $7.0 million was due to an increase in consumption of simulation capacity by our existing customers, and $1.0 million was attributable to new customers. Project revenue decreased 2.0% from $7.3 million in fiscal year 2011 to $7.2 million in fiscal year 2012.

Cost of revenue

	Years Ended January 31,
	2012	2011	Increase	% Change
(in thousands, except percentages)
Cost of revenue	$12,075	$9,896	$2,179	22.0%

Cost of revenues increased 22.0%, from $9.9 million in fiscal year 2011 to $12.1 million in fiscal year 2012, but slightly increased as a percentage of total revenue from 26.1% to 26.3% because revenue grew at a nearly comparable rate to the cost of revenues over the respective periods. Increases of $0.7 million in royalty costs due to increased sales of licenses for products on which we are required to pay royalties, $1.2 million in employee-related costs due to increases in headcount in our customer support and application engineering organizations and $0.2 million in the amount of occupancy costs allocated to cost of revenue were partially offset by a decrease of $0.1 million in depreciation expense. The decrease in depreciation expense was the result of reduced purchases of capital equipment in fiscal years 2009 and 2010 in comparison to prior periods, and the fact that certain assets had become fully depreciated in fiscal year 2012.

Sales and marketing

	Years Ended January 31,
	2012	2011	Increase	% Change
(in thousands, except percentages)
Sales and marketing	$6,233	$6,110	$123	2.0%

Sales and marketing expenses increased 2.0%, from $6.1 million, or 16.1% of total revenue in fiscal year 2011 to $6.2 million, or 13.6% of total revenues in fiscal year 2012. Increases of $0.2 million in recruiting fees incurred in connection with our efforts to increase our sales force and $0.1 million in employee travel costs were partially offset by decreases of $0.1 million in consultant and contractor costs and $0.1 million in employee-related costs allocated to sales and marketing expenses.

Research and development

	Years Ended January 31,
	2012	2011	Increase	% Change
(in thousands, except percentages)
Research and development	$14,449	$12,777	$1,672	13.1%

Research and development expenses increased 13.1% from $12.8 million, or 33.7% of total revenue, in fiscal year 2011 to $14.4 million, or 31.5% of total revenue in fiscal year 2012. Increases of $1.0 million in salary and wage expense, $0.3 million in bonus expense, $0.1 million in employee travel costs and $0.2 million in other costs were partially offset by a decrease of $0.2 million in data center costs and a decrease of $0.2 million in depreciation expense.

General and administrative

	Years Ended January 31,
	2012	2011	Increase	% Change
(in thousands, except percentages)
General and administrative	$8,138	$6,008	$2,130	35.5%

General and administrative expenses increased 35.5%, from $6.0 million, or 15.8% of total revenue, in fiscal year 2011 to $8.1 million, or 17.7% of total revenues, in fiscal year 2012. Contributing to the increase were increases of $0.4 million in employee related costs, $0.2 million in stock compensation, $0.8 million in accounting and audit fees allocated to general and administrative expenses, $0.5 million in depreciation expense and $0.1 million in internet service costs allocated to general and administrative expenses. These expenses were partially offset by decreases of $0.1 million in other general and administrative expenses and $0.2 million in consultant and contractor costs.

Other expense, net

	Years Ended January 31,
	2012	2011	Increase	% Change
(in thousands, except percentages)
Other expense, net	$1,603	$1,599	$4	0.3%

Total other expense, net remained unchanged at $1.6 million for both fiscal years 2012 and 2011. An increase of $0.2 million in other income due to primarily to a gain recorded from the marking to market of an equity participation right, was offset by a decrease of $0.1 million in our foreign exchange gains and an increase of $0.1 million in interest expense.

Benefit (provision) for income taxes

	Years Ended January 31,
	2012	2011	Change	% Change
(in thousands, except percentages)
Benefit (provision) for income taxes	$10,706	$(826)	$11,532	1396.1%

Income taxes changed from a provision of $0.8 million in fiscal year 2011 to a benefit of $10.7 million in fiscal year 2012, and our effective tax rate changed from 54.4% to (311.9)%. The change in the tax provision relates primarily to the release of the valuation allowance on our United States deferred tax assets in the amount of $12.5 million. The release of the valuation allowance was based upon our cumulative history of earnings before taxes for financial reporting purposes over the three-year period ending on January 31, 2012 and our expectation that we would achieve profit before taxes in future periods. The impact of the release was offset by an increase in foreign income taxes of $0.5 million and United States deductions with no tax benefit of $0.2 million on a tax effected basis. The increase in foreign taxes was primarily due to a $0.1 million increase in Korean withholding taxes, a $0.1 million change in the foreign rate differential and a $0.2 million decrease in foreign tax deductions on a tax effected basis, offset by a $0.1 million decrease in the provision for uncertain tax positions. Because Korean withholding taxes constitute a substantial portion of our foreign taxes, changes to the amount of sales to our Korean customers in future periods may have a disproportionate impact on our foreign tax provision for those periods.

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

Adjusted EBITDA. We define Adjusted EBITDA as EBITDA, excluding stock-based compensation expense. We define EBITDA as net income, excluding depreciation and amortization, interest expense, other income (expense), foreign exchange gain (loss) and provision for income taxes. The GAAP measure most comparable to Adjusted EBITDA is GAAP net income.

Non-GAAP operating income. We define non-GAAP operating income as GAAP operating income excluding stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP operating income is GAAP operating income.

Non-GAAP net income. We define non-GAAP net income as GAAP net income excluding the after tax impact of stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP net income is net income.

Non-GAAP net income per diluted share. We define non-GAAP net income per diluted share as GAAP net income per diluted share excluding the after tax impact of stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP net income per diluted share is GAAP net income per diluted share.

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

In considering our Adjusted EBITDA, non-GAAP operating income, non-GAAP net income and non-GAAP net income per diluted share, investors should take into account the following reconciliations of these non-GAAP financial measures to the comparable GAAP financial measures:

Adjusted EBITDA:	Years Ended January 31,
	2013	2012	2011
(in thousands)
Net income	$763	$14,138	$691
Add back:
Depreciation and amortization	2,009	1,502	1,356
Interest expense, net	1,631	1,284	1,411
Other (income) expense, net	(529)	213	(10)
Foreign exchange (gain) loss	(17)	106	198
Provision (benefit) for income taxes	112	(10,706)	826

EBITDA	3,969	6,537	4,472
Stock-based compensation expense	924	636	281

Adjusted EBITDA	$4,893	$7,173	$4,753

Non-GAAP operating income:	Years Ended January 31,
	2013	2012	2011
(in thousands)
Operating income	$1,960	$5,035	$3,116
Add back:
Stock-based compensation expense	924	636	281
Amortization of acquired intangible assets	383	65	—

Non-GAAP operating income	$3,267	$5,736	$3,397

Non-GAAP net income:
	Years Ended January 31,
	2013	2012	2011
(in thousands)
Net income	$763	$14,138	$691
Add back:
Stock-based compensation expense	924	636	281
Amortization of acquired intangibles	383	65	—
Income tax effect (1)	(454)	(244)	(98)

Non-GAAP net income	$1,616	$14,595	$874

Non-GAAP net income, per diluted share:
	Years Ended January 31, (2)
	2013	2012	2011
Net income per diluted share	$0.06	$1.37	$0.07
Add back:
Stock-based compensation expense	0.07	0.06	0.03
Amortization of acquired intangibles	0.03	0.01	—
Income tax effect (1)	(0.04)	(0.02)	(0.01)

Non-GAAP net income per diluted share	$0.13	$1.41	$0.09

Due to rounding, totals may not equal the sum of line items in the table above.

(1)

The tax effect of non-cash stock-based compensation expense and non-cash amortization of acquired intangibles is estimated using a blended rate equivalent to our annual estimated United States federal tax rate and our state tax rate, exclusive of our net federal benefit. This rate is based on our estimated annual GAAP income tax rate forecast. Our estimated tax rate on non-GAAP income is determined annually and may be adjusted during the year to take into account events or trends that we believe materially impact the estimated annual rate including, but not limited to, significant changes resulting from tax legislation, revenues and expenses and other significant events. Due to the differences in the tax treatment of items excluded from non-GAAP earnings, as well as the methodology applied to our estimated annual tax rates as described above, our estimated tax rate on non-GAAP income may differ from our GAAP tax rate and from our actual tax liabilities.

(2)	Share amounts utilized on a fully diluted basis were approximately 12.9 million, 10.3 million and 10.2 million for the fiscal years ended January 31, 2013, 2012 and 2011, respectively.

Liquidity

Overview

Our primary sources of liquidity during the fiscal year ended January 31, 2013 were cash and cash equivalents on hand, borrowings under our term loan and proceeds from our initial public offering of common stock. Our primary uses of cash during the fiscal year ended January 31, 2013 were cash flows used in operations, capital expenditures and repayments of our line of credit, our term loan and capital lease obligations. As of January 31, 2013, we had $30.7 million in cash and cash equivalents and $10.0 million of accessible borrowing availability under our line of credit, which expires on May 23, 2013.

Net Cash Flows from Operating Activities

Variations in the amount of our net cash provided or used by operating activities are primarily the result of changes in the amount of our working capital accounts, mainly accounts receivable and deferred revenue, the timing of cash payments from our customers and of our cash expenditures, principally employee salaries, accounts payable and payments of value added taxes and consumption taxes on the receivables of our foreign subsidiaries.

Cash payments from our customers fluctuate due to timing of new and renewal license sales, which typically coincide with our customers’ budget cycles. The fourth quarter of each fiscal year generally has the highest license sales, with payment of the license fee becoming due at the commencement of the license term. As a result, our cash flows from operations are typically highest in the first quarter of each fiscal year. Generally, customers are invoiced in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenue, with deferred revenues being recognized ratably over the term of the subscription agreement. Increases in deferred revenue are attributable to growth in new business, offset by the related license revenues that are recognized ratably over time.

For fiscal year 2013, net cash used in operating activities totaled $9.4 million, and was primarily the result of a $8.6 million increase in accounts receivable associated with the timing of collections from certain large customers and a decrease of $2.6 million in deferred revenue.

For fiscal year 2012, our operating activities provided net cash of $9.0 million, consisting primarily of a $4.2 million decrease in accounts receivable due to the timing of collection of a significant renewal order, $14.1 million of net income and an increase of $2.4 million and $1.9 million in other assets and accounts payable, respectively, due to the deferral of costs related to our initial public offering and a decrease of $0.2 million in accrued expenses related to value added tax payments made in connection with the customer collection described above.

For fiscal year 2011, our operating activities provided net cash of $2.8 million, consisting primarily of $0.7 million of net income, $1.4 million of depreciation and amortization, $0.7 million of non-cash interest expense, an increase of $2.6 million in accrued expenses due to the accrual of sales commissions on license sales and related payroll and related taxes and value added taxes and consumption taxes on orders which did not become payable until the subsequent fiscal year, and an increase of $3.2 million in deferred revenue due to the timing of revenue recognition on completed projects and license sales. These amounts were offset by an increase in accounts receivable of $5.3 million due to new and renewal licenses booked during the fiscal year for which the fees were not due until the first quarter of the following fiscal year.

Net Cash Flows from Investing Activities

Net cash used for investing activities for fiscal years 2013, 2012 and 2011 was $0.4 million, $3.7 million and $0.3 million, respectively. Expenditures for purchases of property and equipment to support the growth in our business operations for fiscal years 2013, 2012 and 2011 were $0.4 million, $0.1 million and $0.3 million, respectively. Net cash used for investing activities in fiscal year 2012 also included $3.5 million in cash paid in connection with our acquisition of certain intellectual property assets relating to our PowerVIZ product from science + computing AG.

Net Cash Flows from Financing Activities

For fiscal year 2013, our financing activities provided net cash of $28.9 million, primarily attributable to proceeds from our initial public offering of common stock of $34.6 million and proceeds from long-term debt borrowings of $3.5 million, partially offset by payments on our line of credit of $7.0 million, payments on our capital lease obligations of $1.0 million and payments on our long-term debt of $1.1 million.

For fiscal year 2012, our financing activities provided net cash of $3.3 million, primarily attributable to proceeds received from our line of credit of $4.0 million, offset by payments on our capital lease obligations of $0.6 million.

For fiscal year 2011, our financing activities used net cash of $2.1 million, primarily attributable to payments on our line of credit of $6.0 million and payments on our capital lease obligations of $0.9 million, partially offset by proceeds from new long-term debt of $5.0 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 31, 2013 or 2012.

Contractual Commitments

Our contractual obligations as of January 31, 2013 are summarized below:

	Amounts Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations (1)	$8,741	$2,712	$5,126	$903	$—
Capital lease obligations (2)	5,328	2,328	2,941	59	—
Operating lease obligations	13,383	3,403	6,906	1,561	1,513
Purchase obligations	4,772	1,287	2,943	542	—

Total	$32,224	$9,730	$17,916	$3,065	$1,513

(1)	Includes scheduled interest payments of $1.4 million, $0.7 million, $0.6 million and $0.1 million, respectively.
(2)	Includes scheduled interest payments of $0.5 million, $0.3 million, $0.2 million and $0.0 million, respectively.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition and allowance for doubtful accounts, inventory, warranty costs, stock- based compensation expense, intangible assets, goodwill and other long-lived assets, in-process research and development and income taxes. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the most significant judgments, assumptions and estimates we use in preparing our consolidated financial statements:

Revenue Recognition

We generate revenues from the licensing of our software products, typically in the form of one-year term “subscription” or capacity-based licenses that have a defined term, and from project fees for technical consulting services and training. Licenses for our software products may be software-only, to be run on the customer’s own computer hardware, or provided in the form of software-as-a-service, via our hosted PowerFLOW OnDemand offering. We recognize revenues from licensing our software products in accordance with ASC 985-605, Software Revenue Recognition and, in the case of licenses provided in the form of software-as-a-service, ASC 605, Revenue Recognition. Term licenses typically have a term of one year. Capacity-based licenses allow the customer to buy simulation capacity either as a service hosted by us or in the form of a limited amount of simulation capacity on customer installed software and are sold based upon simulation capacity expected to be used within a certain time period—typically not exceeding one year. Licenses have finite terms that are not extendible at their expiration, and capacity usage is limited by contract to the amount specified. Our practice is not to modify existing capacity-based licenses to allow simulation capacity to be added to an existing arrangement. A customer desiring to purchase additional simulation capacity or to license additional users of our preparation and analysis software during the term of the original simulation license must do so by entering into a separate arrangement. Revenue from these new arrangements is recognized over the term of the new agreements, which include bundled maintenance and support, and are for a term of less than twelve months, coterminous with the remaining term of the original simulation license.

We typically sell term and capacity-based software licenses combined in a bundled sale. For instance, when customers purchase simulation capacity, they typically also purchase a number of term-based licenses for preparation and analysis software. All of our software licenses include multiple elements such as support and maintenance. Pursuant to the guidance within ASC 985-605, we have determined that since we do not have vendor-specific objective evidence of the fair value of the individual elements contained in a bundled sale of term and capacity-based software licenses, the arrangement is treated as a single unit of accounting and revenue is recognized ratably on a daily basis over the term of the license agreement, which coincides with the duration of the maintenance and support services. Our arrangements typically do not include rights to carryover any unused capacity beyond the contractual license term or any customer right of return.

We have occasionally licensed our PowerTHERM application, which has functionality that can be utilized independently from PowerFLOW, on a standalone basis, under a term license in a bundled arrangement including support and maintenance. Revenue from these arrangements is recognized over the term of the license agreement.

We commence recognition of subscription license revenue when persuasive evidence of an arrangement exists; delivery of the software or license keys has occurred and all service elements, if bundled or linked, have commenced; payment is fixed or determinable; and collection of the resulting receivable is considered probable by management. Payments received from customers in advance of revenue recognition are treated as deferred revenue.

When we host the licensed software as part of our PowerFLOW OnDemand software-as-a-service offering, which includes support and maintenance and hosting services, we recognize revenue from the arrangement ratably over the combined service period.

If training or technical consulting services projects are bundled with a software license sale or, as a result of specific facts and circumstances, are determined to be linked with a software license sale, we treat this as one arrangement and recognize revenue ratably on a daily basis over the license period provided that delivery of all elements of the arrangement have commenced.

We also derive revenue from fees for separate, project-based services. Pricing of these projects is generally either fixed fee or time and material based. We recognize revenue from these service arrangements in accordance with ASC 605. To the extent that adequate project reporting of time incurred and time to complete records exist, we recognize consulting services revenue as the services are performed under the proportionate performance method. In situations where we are unable to utilize the proportional performance method, for example due to either the lack of adequate documentation of time incurred or to be incurred, we will recognize revenue based on the milestone method if individual milestones with substantive value to the customer exist. If neither of these two methods is able to be utilized, revenue recognition is deferred until the contract is completed.

To date, we have not implemented time reporting and project accounting administration systems adequate to enable us to reliably measure proportionate performance. Accordingly, we have recognized the majority of revenue from project arrangements upon completion of the contracted services. Our plan is to evaluate the costs and benefits of a project time tracking and accounting system that would support the recognition of revenue from project-based services under the proportionate performance method.

Revenue is presented net of any value-added or sales taxes collected from customers.

Income Taxes

Income taxes are accounted for in accordance with ASC 740, Income Taxes. ASC 740 requires that deferred tax assets and liabilities are recorded based on temporary differences between the financial statement amounts and the tax basis of assets and liabilities, measured using enacted tax rates in effect for the year in which the differences are expected to reverse. We routinely assess the likelihood that we will be able to realize our deferred tax assets.

As of January 31, 2012, we determined that it was more likely than not that we would be able to realize certain of our deferred tax assets primarily as a result of expected future taxable income. Accordingly, we reversed $12.5 million of our valuation allowance.

As of January 31, 2013, we reassessed our state tax profile and state apportionment. As a result, we recorded a valuation allowance against certain state investment tax credits and R&D credits in the amount of $0.2 million. This was due to the fact that management determined it was more likely than not that these assets would not be realized as of January 31, 2013.

We follow FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” or FIN 48, which prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. For each tax position, the enterprise must determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is then measured to determine the amount of benefit to recognize within the financial statements. No benefits may be recognized for tax positions that do not meet the more likely than not threshold. Our adoption of FIN 48 resulted in no effect on our financial position or results of operations in the year of adoption as we had a full valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of such assets.

Our current intention is to reinvest the total amount of our unremitted foreign earnings in the local international jurisdictions, except for instances where we can remit such earnings to the U.S. without an associated net tax cost. As a result, we do not provide for United States taxes on the unremitted earnings of our international subsidiaries.

Stock-Based Compensation

We account for stock based compensation in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the fair value recognition provisions of ASC 718, share based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service / vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility.

We estimate the grant date fair value of stock options and the related compensation expense, using the Black-Scholes option valuation model. This option valuation model requires the input of subjective assumptions including: (1) expected life (estimated period of time outstanding) of the options granted, (2) volatility, (3) risk-free rate and (4) dividends. Because share-based compensation expense is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeiture rates differ from those estimates. We have estimated expected forfeitures of stock options based on our historical turnover rate and used these rates in developing a future forfeiture rate. If our actual forfeiture rate varies from our estimates, additional adjustments to compensation expense may be required in future periods. In general, the assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

As we do not have a trading history for our common stock prior to our initial public offering or a significant trading range for our common stock trading since our initial public offering, we estimate the expected price volatility for our common stock by taking the average historic price volatility for selected industry peers based on daily price observations over a period equivalent to the expected term of the stock options granted. Our industry peers consist of several public companies similar to us in size, stage of life cycle and financial leverage. We intend to consistently apply this process using the same public companies until a sufficient amount of historical information regarding the volatility of our common stock becomes available, or unless circumstances change such that the currently utilized companies are no longer similar to us, in which case, we will identify and utilize more suitable companies with publicly available share prices in the calculation.

Research and Development Expenses

Research and development expense includes costs incurred to develop intellectual property. The costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. We have determined that technological feasibility is established at the time a working model of software is completed. Because we believe that under our current process for developing software completion of the software occurs essentially concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

Foreign Currency Translation

We have subsidiaries in England, France, Germany, Italy, Japan, Korea and China. Foreign subsidiary records are maintained in the local currency. Through fiscal 2010, our foreign subsidiaries used the United States dollar as their functional currency in accordance with ASC 830, Foreign Currency Matters. Accordingly, we re-measured all assets and liabilities of the subsidiaries into United States dollars, with any resulting unrealized gains or losses being recorded as a component of other income (expense), net in the accompanying consolidated statements of operations. We review the functional currency of our subsidiaries on an annual basis in accordance with the “Foreign/Parent Currency” indicators outlined in Appendix A to ASC 830 to determine if the functional currency should be changed to the local currency.

For fiscal years 2013 and 2012, other than for our subsidiary in England, the functional currency for all subsidiaries is the respective local currency. The resulting gains and losses from translation are included as a component of other comprehensive income. Transaction gains and losses and re-measurement of assets and liabilities denominated in currencies other than an entity’s functional currency are included in other income (expense), net.

Valuation of Equity Participation Right

In connection with a bridge financing provided by a stockholder, FMR LLC, in 2009, we granted to FMR LLC the right, which we refer to as the “equity participation right,” to invest up to $10.0 million at a 15% discount in our next equity investment round (if any), either by converting the existing debt or by participating with a cash investment. The equity participation right terminated upon the closing of our initial public offering in July 2012. Because there are no observable inputs into the valuation of the equity participation right, at each reporting period, the equity participation right was valued based on our best estimate of inputs that market participants would use for pricing the liability at each measurement date, including assumptions about risk. We calculated the fair value of the equity participation right by applying the estimated probability of the right becoming exercisable to the instrument’s maximum intrinsic value of $1.8 million and discounting that value using a credit-adjusted interest rate of 5% to arrive at its present value.

At the inception of the equity participation right, we considered the probability of exercise to be remote and ascribed no value to the right. Based on our potential financing activities at the time, our assessment was that there was no expectation that the right would become exercisable prior to its original expiration date. In April 2010, the expiration of the equity participation right was extended until such time as an appropriate financing occurs or an initial public offering of our common stock, at which time the right expires. Due to this extension of the expiration date of the equity participation right, we determined that there was an approximately 33% chance that the equity participation right would become exercisable. Based upon that probability, we ascribed a fair value of $0.6 million to the instrument, and recorded the full amount to other long-term liabilities and interest expense. As the equity instrument is deemed to be a derivative, it is marked to market at each reporting period.

As of January 31, 2012, we assessed the probability of the equity participation right becoming exercisable prior to an initial public offering of our common stock and after considering the status of our pending registration statement on Form S-1, determined that the probability of exercise had declined to approximately 16.5%, resulting in a $0.3 million reduction in the fair value of the equity participation right.

Effective upon consummation of our initial public offering on July 3, 2012, the equity participation right expired, and the remaining fair value was reduced to zero.

Valuation of Acquired Intangible Assets

Our intangible assets, which were acquired as part of a business combination, are valued based on estimates of future cash flows and amortized over their estimated useful lives. We evaluate intangible assets when events occur or circumstances change that may reduce the value of the asset below its carrying amount using forecasts of discounted future cash flows. Intangible assets totaled $3.1 million and $3.5 million, respectively, at January 31, 2013 and January 31, 2012. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in our analysis could materially affect projected cash flows and our evaluation of impairment. Should the fair value of our finite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities. The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for the first quarter of fiscal 2014. We are evaluating the impact of adopting ASU 2011-11, but do not believe there will be a significant impact on our consolidated results of operations, financial condition, or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. We adopted ASU 2011-05 in the first quarter of fiscal year 2013 and applied it retroactively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provides a consistent definition of fair value measurement and closely aligns disclosure requirements between U.S. GAAP and International Financial Reporting Standards. This update is effective prospectively for interim and annual periods beginning after December 15, 2011. We adopted this standard in the first quarter of fiscal year 2013, and there was no material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

As we conduct business in multiple international currencies throughout the world, our international operations generate and incur expenses that are denominated in foreign currencies. These amounts could be materially affected by currency fluctuations. Our principal exposures are to fluctuations in exchange rates for the United States dollar versus the Euro, British pound, Japanese yen, Chinese yuan and Korean won. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international operations maintain cash balances denominated in foreign currencies. To reduce the risk associated with translation of foreign cash balances into our reporting currency, we typically avoid maintaining excess cash balances in foreign currencies. To date, we have not hedged our exposure to changes in foreign currency exchange rates and, as a result, we could incur unanticipated translation gains and losses.

The Euro was approximately 7.4% weaker on average, for fiscal year 2013, when compared to the U.S. dollar for fiscal year 2012. The net overall impact to revenue and operating expense was a decrease of approximately $1.3 million and $0.9 million, respectively, during fiscal year 2013.

The exchange rate impact of other currencies for fiscal year 2013, primarily driven by a weaker Japanese yen, was a decrease to revenue and operating expense of approximately $0.2 million and $0.1 million, respectively.

For fiscal year 2013, a 10% increase in the exchange rates for the United States dollar versus the Euro, British pound, Japanese yen, Chinese yuan and Korean won would have resulted in a $2.7 million decrease in revenue.

Interest Rate Sensitivity

Our outstanding long-term debt carries interest at a fixed rate. Our revolving bank line of credit bears interest at a floating rate. We had no outstanding borrowings under our revolving bank line of credit as of January 31, 2013. As a result, we do not believe that we are exposed to material interest rate risk at this time. Interest income is sensitive to changes in the general level of United States and international interest rates. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash and short-term investments are relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

We do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE OF

EXA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Exa Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Exa Corporation and its subsidiaries at January 31, 2013 and January 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, MA

April 9, 2013

EXA CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$30,716	$11,468
Accounts receivable	27,840	19,205
Deferred tax assets	970	225
Prepaid expenses and other current assets	1,938	1,314

Total current assets	61,464	32,212
Property and equipment, net	6,176	3,364
Intangible assets, net	3,096	3,479
Deferred tax assets	12,274	12,252
Other assets	1,060	3,259

Total assets	$84,070	$54,566

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,743	$2,507
Accrued expenses	7,284	8,712
Line of credit	—	7,000
Current portion of long-term debt, net of discount (1)	1,747	795
Current portion of deferred revenue	26,013	28,394
Current maturities of capital lease obligation	2,051	823

Total current liabilities	38,838	48,231
Long-term debt, net of current portion and discount (1)	5,024	3,221
Preferred stock warrant liability	—	1,552
Deferred revenue	128	207
Capital lease obligations	2,818	1,285
Other long-term liabilities	1,009	1,262
Deferred rent	1,482	1,753

Total liabilities	49,299	57,511

Commitments and contingencies (Note 12)

Convertible preferred stock, $0.001 par value; 5,000,000 and 77,835,000 shares authorized, respectively; 0 and 55,383,239 shares issued and outstanding, respectively	—	32,678

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 195,000,000 and 92,165,000 shares authorized, respectively; 13,319,715 and 529,630 shares issued, respectively; 13,287,213 and 497,128 shares outstanding, respectively	13	1
Additional paid-in capital	83,786	14,204
Accumulated deficit	(49,012)	(49,775)
Treasury stock (32,502 common shares, at cost)	0	0
Accumulated other comprehensive loss	(16)	(53)

Total stockholders’ equity (deficit)	34,771	(35,623)

Total liabilities and stockholders’ equity (deficit)	$84,070	$54,566

(1)	Includes amounts due to a related party, as follows:

	2013	2012
Current portion of long-term debt	$274	$227
Long-term debt, net of current portion	$499	$722

The accompanying notes are an integral part of the consolidated financial statements.

EXA CORPORATION

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended January 31,
	2013	2012	2011
Revenue:
License revenue	$41,151	$38,754	$30,584
Project revenue	7,717	7,176	7,323

Total revenue	48,868	45,930	37,907

Operating expenses:
Cost of revenue	14,154	12,075	9,896
Sales and marketing	7,115	6,233	6,110
Research and development	16,687	14,449	12,777
General and administrative	8,952	8,138	6,008

Total operating expenses	46,908	40,895	34,791

Income from operations	1,960	5,035	3,116

Other income (expense):
Foreign exchange gain (loss)	17	(106)	(198)
Interest expense	(1,635)	(1,289)	(1,415)
Interest income	4	5	4
Other income (expense), net	529	(213)	10

Total other expense, net	(1,085)	(1,603)	(1,599)

Income before income taxes	875	3,432	1,517
(Provision) benefit for income taxes	(112)	10,706	(826)

Net income	$763	$14,138	$691

Net income per share:
Basic	$0.10	$28.63	$1.41
Diluted	$0.06	$1.37	$0.07
Weighted average shares outstanding used in computing income per share:
Basic	7,929,364	493,763	491,623
Diluted	12,896,487	10,324,811	10,154,136

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

	Years Ended January 31,
	2013	2012	2011
Net income	$763	$14,138	$691
Other comprehensive income (loss):
Foreign currency translation adjustments	37	(111)	58

Total other comprehensive income (loss)	37	(111)	58

Comprehensive income	$800	$14,027	$749

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at January 31, 2010	55,272,073	$32,702	523,505	$—	$13,263	$(64,604)	32,502	$—	$—	$(51,341)
Repurchase of preferred stock	(40,000)	(40)	—	—	—	—	—	—	—	—
Stock options exercised	—	—	769	—	2	—	—	—	—	2
Share-based compensation expense	—	—	—	—	281	—	—	—	—	281
Net income	—	—	—	—	—	691	—	—	—	691
Cumulative translation adjustments	—	—	—	—	—	—	—	—	58	58

Balance at January 31, 2011	55,232,073	$32,662	524,274	$—	$13,546	$(63,913)	32,502	$—	$58	$(50,309)
Stock options exercised	151,166	16	5,356	1	22	—	—	—	—	23
Share-based compensation expense	—	—	—	—	636	—	—	—	—	636
Net income	—	—	—	—	—	14,138	—	—	—	14,138
Cumulative translation adjustments	—	—	—	—	—	—	—	—	(111)	(111)

Balance at January 31, 2012	55,383,239	$32,678	529,630	$1	$14,204	$(49,775)	32,502	$—	$(53)	$(35,623)
Stock options and warrants exercised	58,000	7	94,052	—	85	—	—	—	—	85
Share-based compensation expense	—	—	—	—	924	—	—	—	—	924
Conversion of preferred stock into common stock upon initial public offering of common stock	(55,441,239)	(32,685)	8,529,366	8	32,677	—	—	—	—	32,685
Conversion of preferred stock into common stock warrants upon initial public offering of common stock	—	—	—	—	1,324	—	—	—	—	1,324
Issuance of common stock upon initial public offering	—	—	4,166,667	4	34,572	—	—	—	—	34,576
Net income	—	—	—	—	—	763	—	—	—	763
Cumulative translation adjustments	—	—	—	—	—	—	—	—	37	37

Balance at January 31, 2013	—	$—	13,319,715	$13	$83,786	$(49,012)	32,502	$—	$(16)	$34,771

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended January 31,
	2013	2012	2011
Cash flows (used in) provided by operating activities:
Net income	$763	$14,138	$691
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,009	1,502	1,356
Stock-based compensation expense	924	636	281
Deferred rent expense	(148)	(232)	(287)
Non-cash interest	579	404	700
Mark-to-market adjustment of preferred stock warrant liability	(228)	503	—
Mark-to-market adjustment of equity participation right	(276)	(276)	—
Deferred income taxes	(767)	(12,254)	(223)
Net change in operating assets and liabilities:
Accounts receivable	(8,648)	4,186	(5,282)
Prepaid expenses and other current assets	(728)	(721)	(36)
Other assets	2,117	(2,355)	(38)
Accounts payable	(773)	1,910	(394)
Accrued expenses	(1,609)	(232)	2,641
Other liabilities	(65)	488	179
Deferred revenue	(2,575)	1,336	3,169

Net cash (used in) provided by operating activities	(9,425)	9,033	2,757

Cash flows used in investing activities:
Purchases of property and equipment	(419)	(120)	(265)
Acquisitions	—	(3,543)	—

Net cash used in investing activities	(419)	(3,663)	(265)

Cash flows provided by (used in) financing activities:
Net (decrease) increase in line of credit	(7,000)	4,005	(6,005)
Proceeds from borrowings under long-term debt	3,500	—	5,000
Proceeds from stock option and warrant exercises	92	37	2
Payments of long-term debt	(1,135)	—	—
Payments of capital lease obligations	(1,060)	(598)	(891)
Repurchase of preferred stock	—	—	(40)
Proceeds from initial public offering, net of $4,174 issuance costs	34,576	—	—
Payment of debt and line of credit issuance costs	(100)	(111)	(119)

Net cash provided by (used in) financing activities	28,873	3,333	(2,053)

Effect of exchange rate changes on cash	219	(15)	(61)

Net increase in cash and cash equivalents	19,248	8,688	378
Cash and cash equivalents, beginning of period	11,468	2,780	2,402

Cash and cash equivalents, end of period	$30,716	$11,468	$2,780

Supplemental cash flow disclosures:
Cash paid for interest	$1,036	$868	$789
Cash paid for income taxes	$1,609	$739	$508
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment through capital lease	$3,821	$2,443	$100
Conversion of preferred stock into common stock	$32,685	—	—
Conversion of preferred stock warrants into common stock warrants	$1,324	—	—

The accompanying notes are an integral part of the consolidated financial statements.

EXA CORPORATION

Notes to Consolidated Financial Statements

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

Initial Public Offering

On July 3, 2012, the Company completed its initial public offering in which it issued and sold 4,166,667 shares of common stock at a public offering price of $10.00 per share. The Company received net proceeds of $34,576 after deducting underwriting discounts and commissions of $2,917 and other offering expenses of approximately $4,174. Upon the closing of the initial public offering, each share of the Company’s preferred stock was converted into two thirteenths of a share of the Company’s common stock.

2. Summary of Significant Accounting Policies

Applicable Accounting Guidance

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental United States generally accepted accounting principles as found in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

Revision of Prior Period Financial Statements

During the Company’s preparation of its consolidated financial statements for its fiscal year ended January 31, 2013, certain prior period errors were identified which affected the interim periods of fiscal years 2013 and 2012 as well as the annual periods ended January 31, 2012, 2011 and 2010. The most significant prior period error relates primarily to the Company’s accounting for deferred income taxes associated with the release of the Company’s valuation allowance in accordance with ASC Topic 740, Income Taxes. As a result of a detailed analysis performed by the Company, management noted that the prior year’s analysis related to a portion of its deferred tax assets associated with net operating losses and investment tax credits earned in one state did not properly assess the Company’s ability to realize those assets based on the amount of income earned and apportioned to that state. As a result, management concluded that the valuation allowance against those state deferred tax assets should not have been released in January of 2012. The remaining prior period errors identified by the Company during the preparation of its consolidated financial statements for the fiscal year ended January 31, 2013 consisted of certain immaterial adjustments related to the proper depreciation of leasehold improvements and an asset retirement obligation. In addition, concurrent with the correction of the aforementioned items, the Company is also revising the presentation of certain other immaterial prior period errors that were previously corrected through out-of-period adjustments in the Company’s consolidated financial statements that were made in reporting periods other than those in which these errors originated.

In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that these errors were not material, individually or in the aggregate, to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. However, if all the corrections had been recorded in the fourth quarter of fiscal 2013, the cumulative amount would have been significant to the fiscal year ended January 31, 2013 and as a result would have distorted comparisons to prior periods. As a result, the revisions for these corrections are reflected in the financial information of the applicable prior periods in which the error originated and will be reflected in future filings containing such financial information.

In addition, the Company changed the classification related to its liability for uncertain tax positions as of January 31, 2013 to properly reflect the long-term nature of this liability. Accordingly, the Company has reclassified prior period amounts in the accompanying consolidated balance sheet to conform to the current year presentation.

The following tables present the effects of correcting these prior period errors in the consolidated financial statements:

Revised Consolidated and Condensed Statements of Operations Amounts	Year Ended January 31, 2012			Year Ended January 31, 2011			Year Ended January 31, 2010
	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
License revenue	$38,724	$30	$38,754	$30,584	$—	$30,584	$26,837	$—	$26,837
General and administrative expenses	8,124	14	8,138	6,291	(283)	6,008	6,829	167	6,996
Income before taxes	3,416	16	3,432	1,234	283	1,517	(492)	(167)	(659)
Benefit (provision) for income taxes	11,040	(334)	10,706	(839)	13	(826)	(521)	—	(521)
Net income (loss)	14,456	(318)	14,138	395	296	691	(1,013)	(167)	(1,180)
Basic net income (loss) per share	$29.28	$(0.65)	$28.63	$0.80	$0.61	$1.41	$(2.06)	$(0.34)	$(2.40)
Diluted net income (loss) per share	$1.40	$(0.03)	$1.37	$0.04	$0.03	$0.07	$(2.06)	$(0.34)	$(2.40)

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

Revised Consolidated and Condensed Statements of Operations Amounts	Three Months Ended April 30, 2012			Three Months Ended July 31, 2012			Six Months Ended July 31, 2012
	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
License revenue	$9,985	$28	$10,013	$10,188	$27	$10,215	$20,173	$55	$20,228
General and administrative expenses	2,030	(72)	1,958	1,910	58	1,968	3,940	(14)	3,926
(Loss) income before taxes	(73)	100	27	1,280	(31)	1,249	1,207	69	1,276
Benefit (provision) for income taxes	84	(49)	35	(382)	15	(367)	(298)	(34)	(332)
Net income	11	51	62	898	(16)	882	909	35	944
Basic net income per share	$0.02	$0.10	$0.12	$0.20	$0.00	$0.20	$0.36	$0.01	$0.37
Diluted net income per share	$0.00	$0.01	$0.01	$0.08	$(0.01)	$0.07	$0.08	$0.00	$0.08

Revised Consolidated and Condensed Statements of Operations Amounts	Three Months Ended October 31, 2012			Nine Months Ended October 31, 2012
	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
License revenue	$10,402	$(85)	$10,317	$30,575	$(30)	$30,545
General and administrative expenses	2,570	(135)	2,435	6,510	(149)	6,361
Income before taxes	326	50	376	1,533	119	1,652
Provision for income taxes	(362)	145	(217)	(660)	111	(549)
Net (loss) income	(36)	195	159	873	230	1,103
Basic net income per share	$0.00	$0.01	$0.01	$0.14	$0.04	$0.18
Diluted net income per share	$0.00	$0.01	$0.01	$0.07	$0.02	$0.09

Revised Consolidated and Condensed Statements of Operations Amounts	Three Months Ended April 30, 2011			Three Months Ended July 31, 2011			Six Months Ended July 31, 2011
	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
General and administrative expenses	$1,638	$(72)	$1,566	$1,879	$(74)	$1,805	$3,517	$(146)	$3,371
Income before taxes	628	72	700	827	74	901	1,455	146	1,601
Provision for income taxes	(390)	(17)	(407)	(345)	(17)	(362)	(735)	(34)	(769)
Net income	238	55	293	482	57	539	720	112	832
Basic net income per share	$0.48	$0.12	$0.60	$0.98	$0.11	$1.09	$1.46	$0.23	$1.69
Diluted net income per share	$0.02	$0.01	$0.03	$0.05	$0.00	$0.05	$0.07	$0.01	$0.08

Revised Consolidated and Condensed Statements of Operations Amounts	Three Months Ended October 31, 2011			Nine Months Ended October 31, 2011			Three Months Ended January 31, 2012
	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
License revenue	$9,942	$—	$9,942	$28,670	$—	$28,670	$10,054	$30	$10,084
General and administrative expenses	1,732	(75)	1,657	5,249	(221)	5,028	2,875	235	3,110
Income (loss) before taxes	1,843	75	1,918	3,298	221	3,519	118	(205)	(87)
(Provision) benefit for income taxes	(488)	(18)	(506)	(1,223)	(52)	(1,275)	12,263	(282)	11,981
Net income	1,355	57	1,412	2,075	169	2,244	12,381	(487)	11,894
Basic net income per share	$2.74	$0.12	$2.86	$4.21	$0.34	$4.55	$24.95	$(0.98)	$23.97
Diluted net income per share	$0.13	$0.01	$0.14	$0.20	$0.02	$0.22	$1.19	$(0.05)	$1.14

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

Revised Consolidated Balance Sheet Amounts	As of January 31, 2012
	As previously reported	Adjustments	As revised
Property and equipment, net	$3,224	$140	$3,364
Deferred tax assets (long-term)	12,573	(321)	12,252
Other assets	3,252	7	3,259
Total assets	54,740	(174)	54,566
Accrued expenses	9,528	(816)	8,712
Current portion of deferred revenue	28,424	(30)	28,394
Total current liabilities	49,077	(846)	48,231
Other liabilities (long-term)	401	861	1,262
Total liabilities	57,496	15	57,511
Accumulated deficit	(49,586)	(189)	(49,775)
Total stockholders’ deficit	(35,434)	(189)	(35,623)
Total liabilities and stockholders’ deficit	$54,740	$(174)	$54,566

Revised Consolidated Statements of Cash Flows Amounts	Year Ended January 31, 2012			Year Ended January 31, 2011
	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
Net income	$14,456	$(318)	$14,138	$395	$296	$691
Depreciation and amortization	1,405	97	1,502	1,562	(206)	1,356
Deferred income taxes	(12,588)	334	(12,254)	(210)	(13)	(223)
Other assets	(2,361)	6	(2,355)	(38)	—	(38)
Accrued expenses	220	(452)	(232)	2,897	(256)	2,641
Other liabilities	125	363	488	—	179	179
Deferred revenue	1,366	(30)	1,336	3,169	—	3,169

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known.

The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from management’s estimates if future events differ substantially from past experience, or other assumptions, while reasonable when made, do not turn out to be substantially accurate.

Revenue Recognition

The Company generates revenues from the licensing of its software products, typically in the form of one-year term “subscription” or capacity-based licenses that have a defined term, and from project fees for technical consulting services and training. Licenses for the Company’s software products may be software-only; to be run on the customer’s own computer hardware, or provided in the form of software-as-a-service, via the Company’s hosted PowerFLOW OnDemand offering. The Company recognizes revenues from licensing its software products in accordance with ASC 985-605, Software Revenue Recognition and, in the case of licenses provided in the form of software-as-a-service, ASC 605, Revenue Recognition. Term licenses typically have a term of one year. Capacity-based licenses allow the customer to buy simulation capacity either as a service hosted by the Company or in the form of a limited amount of simulation capacity on customer installed software and are sold based upon simulation capacity expected to be used within a certain time period—typically not exceeding one year. Licenses have finite terms that are not extendible at their expiration, and capacity usage is limited by contract to the amount specified. The Company’s practice is not to modify existing capacity-based licenses to allow simulation capacity to be added

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

to an existing arrangement. A customer desiring to purchase additional simulation capacity or to license additional users of its preparation and analysis software during the term of the original simulation license must do so by entering into a separate arrangement. Revenue from these new arrangements is recognized over the term of the new agreements, which include bundled maintenance and support, and are for a term of less than twelve months, coterminous with the remaining term of the original simulation license.

The Company may sell term and capacity-based software licenses separately, but more typically they are combined in a bundled sale. For instance, when customers purchase simulation capacity, they typically also purchase a number of term-based licenses for preparation and analysis software. All of the Company’s software licenses include multiple elements such as support and maintenance as part of a bundled sale. Pursuant to the guidance within ASC 985-605, the Company has determined that since it does not have vendor-specific objective evidence of the fair value of the individual elements contained in a bundled sale of term and capacity-based software licenses, the arrangement is treated as a single unit of accounting and revenue is recognized ratably on a daily basis over the term of the license agreement, which coincides with the duration of the maintenance and support services. The Company’s arrangements typically do not include rights to carry over any unused capacity beyond the contractual license term or any customer right of return.

The Company licenses its PowerTHERM application, which has functionality that can be utilized independently from PowerFLOW, on a standalone basis, under a term license in a bundled arrangement including support and maintenance. Revenue from these arrangements is recognized over the term of the license agreement.

The Company commences recognition of subscription license revenue when persuasive evidence of an arrangement exists; delivery of the software or license keys has occurred and all service elements, if bundled or linked, have commenced; payment is fixed or determinable; and collection of the resulting receivable is considered probable by management. Payments received from customers in advance of revenue recognition are treated as deferred revenue.

When the Company hosts the licensed software as part of its PowerFLOW OnDemand software-as-a-service offering, which includes support and maintenance and hosting services, it recognizes revenue from the arrangement ratably over the combined service period.

If training or technical consulting services projects are bundled with a software license sale or, as a result of specific facts and circumstances, are determined to be linked with a software license sale, the Company treats this as one arrangement and recognizes revenue ratably on a daily basis over the license period provided that delivery of all elements of the arrangement have commenced.

The Company also derives revenue from fees for separate, project-based services. Pricing of these projects is generally either fixed fee or time and material based. The Company recognizes revenue from these service arrangements in accordance with ASC 605. To the extent that adequate project reporting of time incurred and time to complete records exist, the Company recognizes consulting services revenue as the services are performed under the proportionate performance method. In situations where the Company is unable to utilize the proportional performance method, for example due to either the lack of adequate documentation of time incurred or to be incurred, it recognizes revenue based on the milestone method if individual milestones with substantive value to the customer exist. If neither of these two methods is able to be utilized, revenue recognition is deferred until the contract is completed.

To date, the Company has not implemented time reporting and project accounting administration systems adequate to enable it to reliably measure proportionate performance. Accordingly the Company has recognized

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

most of its revenue from project arrangements upon completion of the contracted services. The Company’s plan is to evaluate the costs and benefits of a project time tracking and accounting system that would support the recognition of revenue from project-based services under the proportionate performance method.

Revenue is presented net of any value-added or sales taxes collected from customers.

Foreign Currency Translation

The Company has foreign subsidiaries in England, France, Germany, Italy, Japan, Korea and China. For fiscal 2013, all of the Company’s foreign subsidiaries (excluding that in England) used their local currency as their functional currency in accordance with ASC 830, Foreign Currency Matters. Foreign subsidiary records are maintained in the local currency. Beginning in fiscal 2011, the Company’s French, German, Japanese and Korean subsidiaries began to translate their assets and liabilities denominated in their functional currency at current rates of exchange in effect at the balance sheet date. Beginning in fiscal 2012, the Company’s Italian subsidiary began to translate its assets and liabilities denominated in its functional currency at current rates of exchange in effect at the balance sheet date. During the first quarter of fiscal year 2013, the Company established a subsidiary in China. The Company’s review of the operations of this subsidiary indicated that it should use the local currency as its functional currency. As a result, the Company’s Chinese subsidiary translates its assets and liabilities denominated in its functional currency at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of other comprehensive income. Transaction gains and losses and re-measurement of assets and liabilities denominated in currencies other than a subsidiary’s functional currency are included in other expense, net. Foreign currency gain (loss) included in other expense, net for the years ended January 31, 2013, 2012 and 2011 was $17, $(106) and $(198), respectively.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentration of credit risks are principally cash and cash equivalents and accounts receivable. The Company invests its cash and cash equivalents with high credit quality financial institutions, and consequently, the Company believes that such funds are subject to minimal credit risk. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits, but management believes that the deposits are not exposed to significant credit risk due to the financial position of the depository institutions in which those financial instruments are held.

Concentrated credit risk with respect to accounts receivable is limited to large creditworthy customers. The Company periodically assesses the financial strength of its customers and believes that its accounts receivable credit risk exposure is minimal.

The Company typically does not require collateral from its customers for sales on account. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic region.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

The following table provides information concerning customers that individually accounted for greater than 10% of total revenues or 10% of accounts receivable, and their respective percentages of total revenues and accounts receivable, as of January 31, 2013, 2012 and 2011:

	Year Ended January 31,
	2013		2012		2011
	Percentage of total revenues	Percentage of accounts receivable at fiscal year end	Percentage of total revenues	Percentage of accounts receivable at fiscal year end	Percentage of total revenues	Percentage of accounts receivable at fiscal year end
Customer A	11%	24%	13%	*	13%	26%
Customer B	*	*	*	*	11%	*
Customer C	*	15%	*	19%	*	13%
Customer D	*	*	*	*	*	10%
Customer E	*	*	*	15%	*	*
Customer F	*	11%	*	13%	*	*

*	less than 10%

Concentration of Other Risks

The Company has one main data center provider, and several support providers (which handle overflow), to host or provide access to hardware for the Company’s OnDemand application service to customers. The disruption of these services could have a material adverse effect on the Company’s business, financial position, and results of operations.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less, that are not restricted as to withdrawal, to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents, which were nominal in amount, consisted of money market accounts as of January 31, 2013 and 2012. The Company maintains $525 of restricted cash related to an operating lease, which has been recorded within other long-term assets.

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided to the extent that specific accounts receivable are considered to be uncollectible, based on historical experience, known collection issues, and management’s evaluation of outstanding accounts receivable at the end of the year. Uncollectible amounts, if any, are written-off against the allowance after all collection efforts have been exhausted. During the fiscal year ended January 31, 2013, the Company recorded $9 of net bad debt expense relating to write-offs of uncollectible receivables. Based on management’s analysis of its outstanding accounts receivable, and customers’ creditworthiness and collection history, the Company concluded that an allowance was not necessary as of January 31, 2013 and 2012.

Property and Equipment, net

Property and equipment, net is stated at cost. Major renewals, additions and betterments are charged to property accounts while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed in the period incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

reflected in the consolidated statement of operations. Depreciation is computed using the straight-line method over the estimated useful life of each asset, generally is as follows:

Asset classification	Estimated Useful Life
Computer equipment	3 years
Software	3 years
Office equipment and furniture	3-5 years
Leasehold improvements	Shorter of useful life or remaining life of lease

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to the future undiscounted cash flows the assets are expected to generate. If any long-lived assets are considered to be impaired, the impairment recognized equals the amount by which the carrying value of the assets exceeds its estimated fair value. The Company did not identify any indicators of impairment of its long-lived assets during the fiscal years ended January 31, 2013 and 2011.

In fiscal year 2012, the Company determined that it would not re-enter space currently under sublease and therefore took an impairment charge through depreciation expense of $0.3 million for leasehold improvements.

Research and Development Expenses

Research and development expense includes costs incurred to develop intellectual property and are charged to expense as incurred. The costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. The Company has determined that technological feasibility is established at the time a working model of software is completed. Because the Company believes that, under its current process for developing software, completion of the software is essentially concurrent with the establishment of technological feasibility, no costs have been capitalized to date.

Advertising Costs

Advertising costs are expensed as incurred. To date, the Company has not incurred significant advertising costs.

Income Taxes

Income taxes are accounted for in accordance with ASC 740, Income Taxes. ASC 740 requires that deferred tax assets and liabilities are recorded based on temporary differences between the financial statement amounts and the tax basis of assets and liabilities, measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company routinely assesses the likelihood that it will be able to realize its deferred tax assets.

At January 31, 2012, the Company determined that it was more likely than not that it would be able to realize certain of its deferred tax assets primarily as a result of expected future taxable income. Accordingly, the Company reversed $12.5 million of its valuation allowance.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

As of January 31, 2013, the Company reassessed its state tax profile and state apportionment. As a result, the Company recorded a valuation allowance against certain state investment tax credits and R&D credits in the amount of $0.2 million. This was due to the fact that management determined it was more likely than not that these assets would not be realized as of January 31, 2013.

The Company follows FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. For each tax position, the enterprise must determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is then measured to determine the amount of benefit to recognize within the financial statements. No benefits may be recognized for tax positions that do not meet the more likely than not threshold. The Company’s adoption of FIN 48 resulted in no effect on its financial position or results of operations in the year of adoption as the Company had a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The Company’s intention is to reinvest the total amount of its unremitted foreign earnings in the local international jurisdictions, except for instances where the Company can remit such earnings to the U.S. without an associated net tax cost. As a result, the Company currently does not provide for United States taxes on the unremitted earnings of its international subsidiaries.

Comprehensive Income and Accumulated Comprehensive Income

ASC 220, Comprehensive Income requires the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources. Accumulated other comprehensive income consists entirely of foreign currency translation adjustments at January 31, 2013, 2012, and 2011.

Fair Value of Common Stock prior to Initial Public Offering

Prior to the Company’s initial public offering in July 2012, estimates of the fair value of the shares of its common stock were historically performed by the Company’s board of directors based upon information available to them at the time of grant. Prior to January 31, 2011, the Company’s board of directors did not conduct any formal valuation procedure or commission any third party valuation or appraisal in connection with its determinations of the fair value of its common stock. The Company’s board of directors considered the most persuasive evidence of fair value to be the prices at which the Company’s securities were sold in actual arms’ length transactions. The Company’s board of directors also considered numerous other objective and subjective factors in the assessment of fair value, including reviews of the Company’s business and financial condition, the conditions of the industry in which the Company operates and the markets that the Company serves and general economic, market and United States and global capital market conditions, an analysis of publicly traded peer companies, the lack of marketability of the Company’s common stock, the likelihood of achieving a liquidity event for the shares of common stock underlying its stock options, such as an initial public offering or sale of the Company, the preferences and privileges of the Company’s preferred stock over the rights of the Company’s common stock, the status of strategic initiatives being undertaken by the Company’s management and board of directors and, after January 31, 2011, independent third party valuations of the Company’s common stock. All options have been granted at exercise prices not less than the fair value of the underlying shares on the date of grant.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

In considering the fair value of the Company’s common stock, the Company’s board of directors and management considered the impact of the accumulated liquidation preferences of the Company’s preferred stock. The Company’s board recognized that any sale or other exit scenario other than an initial public offering at a valuation less than the accumulated liquidation preference would result in the receipt by common stockholders of no consideration. However, when estimating the fair value of the Company’s common stock for purposes of equity-based compensation, the Company’s board also took into account the alternative that all outstanding shares of preferred stock would convert to common stock prior to the exit transaction, such that the accumulated liquidation preferences would not factor into the fair value of the common stock.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service or vesting period. Determining the fair value of equity awards at the grant date requires judgment. The Company estimates the grant date fair value of stock options using the Black-Scholes option valuation model. This option valuation model requires the input of subjective assumptions including: (1) expected life (estimated period of time outstanding) of the options granted, (2) volatility, (3) risk-free rate, (4) dividends and (5) the fair value of the Company’s common stock. Because share-based compensation expense is based on awards ultimately expected to vest, it is reduced for estimated forfeitures.

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures rates differ from those estimates. Forfeitures are estimated based on historical experience.

The Company uses the modified prospective transition method for calculating the tax effects of stock-based compensation. Additionally, the Company uses the “long-form method,” as provided in the guidance for stock-based compensation to determine the pool of windfall tax benefits upon adoption of the guidance. The Company’s accounting policy is to use the tax law ordering approach related to intra-period tax allocation for utilization of tax attributes. In addition, the Company has elected that only the direct effects of equity awards are considered in the calculation of windfalls or shortfalls.

Net Income (Loss) per Share

Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the impact of the Company’s outstanding potential common shares, such as shares issuable upon exercise of in-the-money stock options or warrants or upon conversion of convertible preferred stock, when dilutive. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net income (loss) per common share. The impact of the accretion of unpaid and undeclared dividends was not reflected in the weighted average shares used to compute diluted net loss per share as the convertible preferred stock was not entitled to receive undeclared dividends upon such conversion.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities. The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for our first quarter

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

of fiscal 2014. The Company is evaluating the impact of adopting ASU 2011-11, but does not believe there will be a significant impact on its consolidated results of operations, financial condition, or cash flows.

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

3. Property and Equipment

Property and equipment consist of the following as of January 31, 2013 and January 31, 2012:

	January 31, 2013	January 31, 2012
Computer software and equipment	$15,718	$11,673
Office equipment and furniture	371	230
Leasehold improvements	2,732	2,502

Total property and equipment	18,821	14,405
Less accumulated depreciation	(12,645)	(11,041)

Property and equipment, net	$6,176	$3,364

Depreciation expense was $1,626, $1,438 and $1,356 for the fiscal years ended January 31, 2013, 2012 and 2011, respectively.

Included in computer software and equipment and office equipment and furniture is equipment held pursuant to capital leases with costs of $14,450 and $10,629 and accumulated amortization of $9,752 and $8,623 as of January 31, 2013 and 2012, respectively.

4. Acquisition

On November 30, 2011, the Company acquired certain intellectual property assets related to its software product PowerVIZ from science + computing AG (s+c). In addition, the Company hired two employees of the

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

s+c development team. The assignment and license agreement gives the Company a perpetual license to the software and ownership of the PowerVIZ trade name.

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

The aggregate purchase price was $3,543 in cash. Acquisition-related costs totaled $26 and were expensed when incurred. The acquisition was accounted for using the acquisition method of accounting. The Company obtained a third party valuation of the acquired business utilizing a third party to support management’s purchase price allocation.

5. Acquired Intangible Assets

Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.

The following table reflects the carrying value of intangible assets as of January 31, 2013:

	January 31, 2013
	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(409)	$3,096
Access to facilities contract	38	(38)	—

Total	$3,543	$(447)	$3,096

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

The following table reflects the carrying value of intangible assets as of January 31, 2012:

	January 31, 2012
	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(58)	$3,447
Access to facilities contract	38	(6)	32

Total	$3,543	$(64)	$3,479

Amortization expense of intangible assets was $383 and $64 for the fiscal years ended January 31, 2013 and 2012, respectively.

The following table presents the expected future amortization expense related to the Company’s acquired intangible assets for the next five fiscal years and thereafter as of January 31, 2013:

2014	$350
2015	351
2016	350
2017	351
2018	350
2019 and thereafter	1,344

$3,096

6. Fair Value Measurements

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, capital lease obligations, debt and an equity participation right. As of January 31, 2013 and January 31, 2012, the carrying amounts of these instruments approximate their fair values. The estimated fair values have been determined from information obtained from market sources and management estimates.

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

Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2—Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement and that are based on management’s best estimate of inputs market participants would use for pricing the asset or liability at the measurement date, including assumptions about risk.

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of January 31, 2013:

	Total	Level 1	Level 2	Level 3
Assets:
Other assets—certificate of deposit (see Note 12)	$525	$525	$—	$—

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of January 31, 2012:

	Total	Level 1	Level 2	Level 3
Assets:
Other assets—certificate of deposit (see Note 12)	$525	$525	$—	$—
Liabilities:
Other liabilities—equity participation right (see Note 11)	$276	$—	$—	$276
Preferred stock warrants (see Note 10)	$1,552	$—	$—	$1,552

The following table reflects the activity for the Company’s major classes of assets measured at fair value using Level 3 inputs as of January 31, 2013 and 2012, respectively:

	Equity Participation Right	Preferred Stock Warrants
Balance at January 31, 2012	$276	$1,552
Expiration of equity participation right	(276)	—
Mark-to-market adjustments	—	(228)
Reclassification from liability to equity classification	—	(1,324)

Balance at January 31, 2013	$—	$—

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

At each reporting period, the equity participation right (see Note 11) was valued according to the Level 3 valuation hierarchy as there were no observable inputs to utilize. As such, the valuation reflects management’s best estimate of inputs that market participants would use for pricing the liability at each measurement date, including assumptions about risk. The fair value of the equity participation right was calculated by applying the estimated probability of the right becoming exercisable to the instrument’s maximum intrinsic value of $1,765, then discounting such value at a credit-adjusted interest rate of 5% to arrive at its present value.

Effective upon the consummation of the Company’s initial public offering on July 3, 2012, the Equity Participation Right and its value was reduced to zero. Also effective upon the consummation of the Company’s

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

initial public offering, the warrants outstanding were no longer required to be classified as a liability and were reclassified to equity (see Note 10).

7. Accrued Expenses

Accrued expenses consist of the following:

	January 31, 2013	January 31, 2012
Accrued payroll	$1,457	$1,268
Sales and withholding taxes	2,595	1,641
Accrued commissions and bonuses	1,543	3,561
Accrued income taxes payable	73	510
Deferred rent, current portion	523	400
Legal and professional	451	859
Other accrued expenses	642	473

Total accrued expenses	$7,284	$8,712

8. Deferred Rent

In connection with its corporate headquarters lease entered into in July 2008, the Company received a tenant improvement allowance of $1,958 from the landlord. This lease incentive was recorded as leasehold improvements and deferred rent and is being amortized as part of rent expense on a straight-line basis over the life of the lease. The Company’s subsidiary Euroxa S.a.r.l. entered into a new office lease in Paris France in May 2012 with a landlord incentive totaling $148 related to four months free rent, which is also being amortized as part of rent expense on a straight line basis over the life of the lease. In addition, the Company’s facility leases typically contain other straight-line payment features. The difference between the straight-line rent expense of the lease and the cash payments is recorded as deferred rent. Deferred rent at January 31, 2013 and January 31, 2012 is as follows:

	January 31, 2013	January 31, 2012
Leasehold improvements, less incentive	$836	$1,100
Non-cash rent expense	1,169	1,053

Total deferred rent	2,005	2,153
Less current portion included in accrued expenses	(523)	(400)

Deferred rent, net of current portion	$1,482	$1,753

9. Debt

Long-term Debt

On January 28, 2011, the Company entered into a Loan and Security Agreement with Gold Hill Capital 2008, L.P. (“Gold Hill”) and Massachusetts Capital Resource Company (the “Loan and Security Agreement”), which provided for term loans of up to $8,500, of which $1,000 was with a related party. The Company borrowed $5,000 on January 28, 2011 and an additional $3,500 on March 30, 2012, for a total borrowed of $8,500. The agreement is for 54 months from the borrowing dates (the January 28, 2011 draw matures on

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

August 1, 2015 and the March 30, 2012 draw matures on October 1, 2016) and bears interest at 10.5% per annum. An additional 2.5% ($125 on the January 28, 2011 draw and $87 on the March 30, 2012 draw) is due at maturity and was recorded as a liability and a debt discount. Interest only payments are payable during the first twelve months with principal and interest payments required for forty-two months thereafter. Early prepayment of the debt results in additional interest penalties of 4% on the remaining principal if prepaid prior to the second anniversary of funding and 3% on the remaining principal if prepaid after the second anniversary but before the third anniversary of funding. The agreement provided for the issuance of a freestanding warrant to purchase an aggregate 700,000 shares of Series G Convertible Preferred Stock at an exercise price of $0.94 cents per share (or, as a result of the 1-for-6.5 reverse stock split effected with respect to the Company’s common stock on June 8, 2012, and the conversion to common stock of all outstanding shares of preferred stock upon the closing of the Company’s initial public offering on July 3, 2012, equivalent to 107,692 shares of common stock at an exercise price of $6.11 per share). The warrants were valued at $413 and recorded as a debt discount (Note 10). In addition, the Company incurred $106 of legal and origination costs in fiscal year 2011, which have been recorded as a debt discount. The agreement includes customary representations, warranties and reporting requirements, but no financial covenants.

On October 6, 2011, the Company entered into an amendment to the Loan and Security Agreement. Under the terms of the amendment, the deadline for the Company to draw capital advances under the Loan and Security agreement was extended from September 30, 2011 until November 30, 2011. In addition, subject to the Company’s continuing compliance with the terms of the Loan and Security Agreement, the Company obtained the right to extend the deadline to request capital advances under the agreements up to two additional times prior to January 31, 2012. In connection with the amendment, the warrants issued in connection with the entry into the agreement became exercisable for an additional 150,000 shares of Series G Convertible Preferred Stock (equivalent to 23,076 shares of common stock). The increase to the number of shares underlying the warrants was valued at $196 and recorded as a debt discount (Note 10). On November 30, 2011, the Company extended the deadline to request capital advances to January 31, 2012. In connection with this extension, the warrants issued in connection with the entry into the agreement became exercisable for an additional 150,000 shares of Series G Convertible Preferred Stock (equivalent to 23,076 shares of common stock). The increase to the number of shares underlying the warrants was valued at $195 and recorded as a debt discount (Note 10). On January 30, 2012, the Company further extended the deadline to request capital advances under the Loan and Security Agreement through March 31, 2012. In connection with this extension, the warrants issued in connection with the entry into the agreement became exercisable for an additional 190,000 shares of Series G Convertible Preferred Stock (equivalent to 29,233 shares of common stock). The increase to the number of shares underlying the warrants was valued at $245 and recorded as a debt discount (Note 10).

The Company is amortizing the debt discount over the term of the debt using the effective interest method. Under this method, interest expense is recognized each period until debt instruments reach maturity. If the maturity of the debt is accelerated because of prepayment, then the amortization will be accelerated. For the fiscal years ended January 31, 2013, 2012 and 2011, the Company recorded $478, $295 and $0, respectively, in non-cash interest expense relating to this debt discount.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

As of January 31, 2013, the aggregate principal maturities for each year through the maturity date are as follows:

Year ended January 31,
2014	$2,016
2015	2,469
2016	2,017
2017	863

Total	$7,365

Line of Credit

In May 2010, the Company secured a $10,000 line of credit agreement with a bank bearing interest at the bank’s prime rate plus 1.50% on existing accounts receivable and 2.5% on certain forecasted renewal invoices, expiring one year from closing. The line of credit agreement requires collateral of specific accounts receivable and a first priority security interest in all assets of the Company. The Company can borrow against 80% of the value of the specific accounts receivable, but borrowings on certain foreign receivables are restricted to $1,000. The Company is required to pay a collateral handing fee of 0.25% per month on outstanding balances from existing accounts receivable, and 0.375% per month on certain forecasted renewal invoices. The agreement contains certain restrictive financial covenants requiring the maintenance of an adjusted quick ratio. At January 31, 2013, the Company was in compliance with its covenants. On May 23, 2011 the line of credit was extended for a period of two years. The terms of the extension are substantially consistent with the previous terms.

At January 31, 2012, the amount outstanding under the agreement was $7,000. As of January 31, 2013, this amount was paid in full. The Company incurred $211 of financing fees related to this line of credit as of January 31, 2012, of which $100 was paid in May 2012. The Company recorded these fees as deferred financing costs in prepaid and other current assets in the accompanying consolidated balance sheets and is amortizing them to interest expense over the term of the line using the effective interest method. For the fiscal years ended January 31, 2013, 2012 and 2011, the Company recorded $101, $109 and $0, respectively, in non-cash interest expense relating to these deferred financing costs.

Total interest expense was $1,635, $1,289 and $1,415 for the fiscal years ended January 31, 2013, 2012 and 2011, respectively. Included in interest expense was interest paid to related parties of $97, $138 and $151 for the fiscal years ended January 31, 2013, 2012 and 2011, respectively.

10. Warrants for Preferred Stock

On January 28, 2011, the Company entered into the Loan and Security Agreement. In connection with entry into the Loan and Security Agreement, the Company issued to Gold Hill and Massachusetts Capital Resource Company warrants to purchase shares of the Company’s Series G Convertible Preferred Stock, at an exercise price of $0.94 per share, with an expiration date of January 27, 2021. The warrants were exercisable at any time for a number of shares of the Company’s Series G Convertible Preferred Stock equal to the product of 0.1316 multiplied by the amount of aggregate amount of capital advances drawn under the facility, divided by the warrant exercise price. As a result of the 1-for-6.5 reverse stock split effected with respect to the Company’s common stock on June 8, 2012, and the conversion to common stock of all outstanding shares of preferred stock upon the closing of the Company’s initial public offering on July 3, 2012, each such warrant became exercisable for two-thirteenths of a share of common stock, at an exercise price of $6.11 per share.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

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

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

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

As of January 31, 2013, warrants to purchase 21,538 shares of common stock remain outstanding.

11. Equity Participation Right

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

At each reporting period, the Equity Participation Right was valued according to the Level 3 valuation hierarchy as there were no observable inputs to utilize (Note 6). As such, the valuation reflected management’s best estimate of inputs that market participants would use for pricing the liability at each measurement date, including assumptions about risk. The fair value of the Equity Participation Right was calculated by applying the estimated probability of the right becoming exercisable to the instrument’s maximum intrinsic value of $1,765, then discounting such value at a credit-adjusted interest rate of 5% to arrive at its present value.

At the inception of the Equity Participation Right, the probability of exercise was deemed to be remote and no value was ascribed to the right. Based on the Company’s potential financing activities at the time, management’s assessment was that there was no expectation that the right would become exercisable prior to the original expiration date of the right. In April 2010, the terms of the Equity Participation Right were amended

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

such that the term of the right was extended until such time as an appropriate financing occurred or the occurrence of an initial public offering of the Company’s common stock, at which time the right would expire. Due to this change in the expiration date of the Equity Participation Right as a result of the April 2010 modification, management determined that there was approximately a 33% chance that the Equity Participation Right would become exercisable and based upon that probability ascribed a fair value of $552 to the instrument. The amount was recognized as a deferred financing cost and other long-term liability.

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

Changes in the fair value of the Equity Participation Right using significant unobservable inputs (Level 3) during the fiscal year ended January 31, 2013 were as follows:

Fair Value
Balance as of January 31, 2012	$276
Expiration of Equity Participation Right	(276)

Balance as of January 31, 2013	$—

12. Commitments and Contingencies

Capital Leases

The Company leases certain equipment under capital leases expiring on various dates through fiscal 2017. Future minimum lease payments under capital lease commitments as of January 31, 2013 are as follows:

Year ended January 31,
2014	$2,328
2015	1,830
2016	1,111
2017	59

Total future minimum lease payments	5,328
Less: Interest	459

Present value of future minimum lease payments	4,869
Current portion of capital lease obligation	2,051

Long-term capital lease obligation	$2,818

Operating Leases

The Company has a lease for the rental of office space for its corporate headquarters. The lease covers the rental of up to 65,941 square feet available to the Company at certain time periods over eight years, expiring in 2016. In connection with the lease, the Company entered into a letter of credit agreement with a bank that allows

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

the landlord, under certain default conditions, to draw up to $525. The Company deposited $525 into a restricted cash account as security for the letter of credit. This amount is included in other assets (non-current) in the consolidated balance sheets as of January 31, 2013 and 2012.

The Company leases office facilities for all its other locations under operating leases expiring on various dates through April 2021. The Company also leases certain office equipment under operating leases that expire on various dates through March 2016. Future minimum lease payments under operating lease commitments as of January 31, 2013 are as follows:

Year ended January 31,
2014	$3,403
2015	3,505
2016	3,401
2017	982
2018	579
Thereafter	1,513

Total	$13,383

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under all operating leases totaled approximately $2,720, $2,481 and $2,403 for the fiscal years ended January 31, 2013, 2012 and 2011, respectively. The Company has a sub-rental lease agreement with a third party which expires on December 31, 2013. Sub-rental income was $318, $318 and $291 for the fiscal years ended January 31, 2013, 2012 and 2011, respectively.

Purchase Obligations

As of January 31, 2013, the Company has purchase obligations payable in fiscal years 2014, 2015, 2016 and 2017 as follows: $1,287, $1,485, 1,458 and $542, respectively.

Legal Contingencies

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. There is no litigation pending that could, individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

In 2011, the Company was notified by the Massachusetts Institute of Technology, or MIT, that MIT believes that Exa is utilizing the intellectual property covered by a license agreement between the Company and MIT, and therefore is in arrears in the payment of royalties under the agreement. The Company has advised MIT that it does not believe that the Company utilized the underlying technology at any time since at least 1998, or that any royalties are owed under the agreement. MIT has not commenced suit against the Company with respect to its claims, and if any such suit is commenced by MIT, the Company intends to defend it vigorously. The Company believes that if MIT were to prevail in any such litigation, the royalties due under the terms of the license agreement, after giving effect to the approximately $200 in minimum royalties that the Company has already paid, would not exceed approximately $2,600 (excluding any interest or costs of litigation). The Company is not able to determine whether a loss is probable or estimate the reasonably possible or probably amount of such loss.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

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

Based on historical experience and information known as of January 31, 2013 and January 31, 2012, the Company has not recorded any liabilities for the above guarantees and indemnities.

13. Convertible Preferred Stock

Prior to the consummation of the Company’s initial public offering on July 3, 2012, the Company was authorized to issue up to 77,835,000 shares of $0.001 par value preferred stock. On July 3, 2012, in connection with the Company’s initial public offering of common stock, all of the Company’s then outstanding preferred stock was converted into 8,529,366 shares of common stock, and the Company’s certificate of incorporation was amended to, among other things, provide that the Company is authorized to issue up to 5,000,000 shares of $0.001 par value preferred stock.

As of January 31, 2012, convertible preferred stock consisted of the following:

January 31, 2012
Series A convertible preferred stock: $0.001 par value; 2,500,000 shares authorized; 2,421,661 shares issued and outstanding	$3,330
Series B convertible preferred stock: $0.001 par value; 4,100,000 shares authorized; 4,063,694 shares issued and outstanding	6,380
Series C convertible preferred stock: $0.001 par value; 4,000,000 shares authorized; 2,911,040 shares issued and outstanding	5,354
Series D convertible preferred stock: $0.001 par value; 475,000 shares authorized; no shares issued and outstanding	—
Series E convertible preferred stock: $0.001 par value; 1,000,000 shares authorized; 750,000 shares issued and outstanding	1,717
Series F convertible preferred stock: $0.001 par value; 1,660,000 shares authorized; 652,174 shares issued and outstanding	1,500
Series G convertible preferred stock: $0.001 par value; 25,000,000 shares authorized; 8,134,482 shares issued and outstanding	414
Series H convertible preferred stock: $0.001 par value; 35,000,000 shares authorized; 32,394,765 shares issued and outstanding	8,099
Series I convertible preferred stock: $0.001 par value; 4,100,000 shares authorized; 4,055,423 shares issued and outstanding	5,884

$32,678

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

The rights and preferences of the convertible preferred stock were as follows:

Conversion—The holder of any share of preferred stock had the right, at its option at any time, to convert such share of preferred stock into fully paid and non-assessable shares of common stock. Giving effect to the 1-for-6.5 reverse stock split, each share of preferred stock was convertible into two-thirteenths of a share of common stock.

Conversion was at the option of the holder and was automatic upon the occurrence of the closing of a qualified public offering of the Company’s common stock in which the price paid by the public was at least $25.0 million or upon a vote or written consent of the holders of at least seventy percent of the outstanding preferred stock voting as a single class.

Liquidation Rights—In the event of liquidation, the holders of preferred stock were to be paid a per share amount plus all accrued and unpaid dividends whether or not declared by the Company. As of January 31, 2012, the total liquidation preference of the preferred stock was as follows:

Series	Per Share Amount	Cumulative Undeclared Dividends	Total Liquidation Preference, Including Accrued Undeclared Dividends
Series A	$1.57	$7,070	$10,872
Series B	1.57	11,009	17,389
Series C	1.57	6,227	10,797
Series E	2.00	1,910	3,410
Series F	2.30	1,343	2,843
Series G	2.30	11,741	30,451
Series H	2.30	23,250	97,758
Series I	1.48	2,254	8,256

		$64,804	$181,776

As of January 31, 2012, the Company had 8,684,875 vested outstanding preferred options to purchase Series G shares and 1,190,000 outstanding warrants to purchase Series G shares. In the event that these options and warrants had been exercised, the liquidation preference for Series G would increase from $30,451 to $53,289. If all vested outstanding Series G options had been exercised prior to a liquidation event, the total liquidation preference of all series of the Company’s preferred stock would have increased from $181,776 to $204,488.

If the assets of the Company had been insufficient to pay the preferred stockholders, the assets would have been distributed pro rata to the holders of preferred stock in accordance with the respective amounts which would have been distributed to such holders if the assets had been sufficient to pay the preferred stockholders. The Series H and Series I preferred stock had an alternative senior liquidation preference which entitled holders to be paid the greater of the pro rata liquidation preference with other classes of preferred stock or debt value plus accrued interest prior to payment to the other classes of preferred stock. After the payments were made to all of the preferred stockholders in liquidation, any remaining funds would have been distributed to the holders of shares of common stock in proportion to the number of shares of common stock owned by such holders.

Voting—Each holder of the preferred stock was entitled to vote on all matters and was entitled to the number of votes equal to the number of shares of common stock into which the shares of preferred stock held by such

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

holder could be converted. Except as otherwise required by law, the holders of preferred stock were entitled to vote on all matters submitted to a vote of the holders of the common stock together with such holders of common stock.

Dividends—The holders of the Series A, Series B and Series C preferred stock were entitled to receive dividends per annum at the rate of $0.157 per share. The holders of the Series D, Series E, Series F, Series G, Series H, and Series I preferred stock were entitled to receive dividends per annum at the rate of $0.314, $0.20, $0.23, $0.23, $0.23 and $0.148 per share, respectively. Preferred stock dividends were cumulative and the stockholders were entitled to receive the dividends only if declared by the Board of Directors. No dividends were declared on any series of preferred stock since their respective issuance dates.

Redemption Rights—The preferred stock did not contain redemption rights.

Participation, Registration and Co-sale Rights—All holders of preferred stock had the first right of refusal to participate in future financings of the Company based upon their proportionate percentage owned. These rights did not apply to the Company’s initial public offering.

Holders of preferred stock were entitled to six demand registrations—two outright demand registrations and four demand registrations after 180 days from the effective date of a registration of Company securities under the 1933 Act. In addition, if the Company proposed to register an offering of its securities under the 1933 Act, preferred stockholders had a right to participate in such offering and the Company was required to give preferred stockholders a 30 day notice of their right to participate. If preferred stockholders gave notice to participate, the Company was required to use best efforts to have these shares included in the offering. However, the underwriters of the offering were entitled to limit or completely restrict participation of these shares in the offering. In August 2011, the holders of the requisite number of shares of preferred stock, on behalf of themselves and all other holders of shares of preferred stock, waived their registration rights with respect to the Company’s initial public offering.

Preferred stockholders were entitled to pro rata co-sale rights. These rights did not apply to the Company’s initial public offering.

14. Stockholders’ Equity (Deficit)

Reverse Stock Split

On June 8, 2012, the Company effected a 1-for 6.5 reverse stock split of its common stock whereby each share of common stock, $0.001 par value, outstanding immediately prior that date was combined, reclassified and changed into two-thirteenths (2/13) of a fully paid and non-assessable share of common stock. Except as noted, all share and per share information in the accompanying consolidated financial statements has been retroactively adjusted to reflect the stock split for all periods presented.

Initial Public Offering

On July 3, 2012, the Company completed its initial public offering in which it issued and sold 4,166,667 shares of common stock at a public offering price of $10.00 per share. The Company received net proceeds of $34,576 after deducting underwriting discounts and commissions of approximately $2,917 and other offering expenses of approximately $4,157. As of January 31, 2012, approximately $2,315 of these offering expenses were deferred and included in other long-term assets in the accompanying consolidated balance sheet. Upon the

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

closing of the initial public offering, each share of the Company’s preferred stock was converted into two thirteenths of a share of the Company’s common stock.

15. Stock Based Compensation

Summary of Plans

The Company’s equity compensation plans generally provide the board of directors the authority to grant incentive stock options, nonqualified stock options, restricted stock awards, unrestricted stock awards, performance share awards, restricted stock units, and stock appreciation rights (collectively, options) and to select the employees and consultants to whom options are granted and determine the terms of each option, including (i) the number of shares of common or preferred stock subject to the option, (ii) when the option becomes exercisable, (iii) the option exercise price, which, in the case of incentive stock options, must be at least 100% (110% in the case of incentive stock options granted to a stockholder owning in excess of 10% of the Company’s common stock) of the fair market value of the stock as of the date of grant and (iv) the duration of the option (which, in the case of incentive stock options, may not be less than five years or exceed 10 years). Options generally expire 10 years from the date of issuance.

The Company’s common and preferred stock option plans are summarized as follows (the table reflects options for preferred stock on an as converted to common stock basis):

Plan	Authorized and Reserved	Outstanding January 31, 2013	Available to Issue
1999 Series G Convertible Preferred Nonqualified Stock Option Plan (1)	384,615	26,535	—
2005 Series G Convertible Preferred Stock Incentive Plan (1)	1,846,153	1,288,853	—
2007 Stock Incentive Plan (1)	1,076,923	881,192	—
2011 Stock Incentive Plan	769,230	110,700	658,530

	4,076,921	2,307,280	658,530

(1)	Effective upon the consummation of its initial public offering on July 3, 2012, the Company ceased issuing awards under any plan other than its 2011 Stock Incentive Plan.

Grant-Date Fair Value

Prior to the consummation of the Company’s initial public offering on July 3, 2012, the fair value of the shares of common stock that underlie the stock options granted under the various plans outstanding was historically determined by the Company’s board of directors based upon information available to it at the time of grant. Because, prior to the Company’s initial public offering, there was no public market for our common stock, our board of directors determined the fair value of our common stock by utilizing, among other things, recent or contemporaneous valuation information available to it. All options have been granted at exercise prices not less than the fair value of the underlying shares on the date of grant.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of stock options issued. The Black-Scholes model requires estimates regarding volatility, expected life of the award, the risk-free rate of return, dividend yields, and estimated forfeitures of awards during the service period.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

The Company computes volatility under the “calculated value method” of ASC 718, Compensation—Stock Compensation. As the Company does not have a trading history for its common stock prior to its initial public offering or a significant trading range for its common stock trading since the initial public offering, the Company estimates the expected price volatility for its common stock by taking the average historic price volatility for selected industry peers based on daily price observations over a period equivalent to the expected term of the stock options granted. The Company’s industry peers consist of several public companies that are similar to the Company in size, stage of life cycle and financial leverage. The Company intends to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of its common stock becomes available, or unless circumstances change such that the currently utilized companies are no longer similar to the Company, in which case, more suitable companies with publicly available share prices will be utilized in the calculation.

Since adopting ASC 718, the Company has been unable to use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. As such, the Company has utilized the “simplified” method, as prescribed by Staff Accounting Bulletin No. 107, Share-Based Payment, to estimate on a formula basis the expected term of its stock options considered to have “plain vanilla” characteristics. For option issuances that do not have “plain vanilla” characteristics, the Company uses an average based on the specific facts and circumstances of such issuances.

The Company utilizes the Federal Reserve Board’s published Treasury Constant Maturity rate which most closely matches the option term. As an example, for a 6.25 year term, the Company would use the 7-year rate coinciding with the option issuance date.

The Company has never paid dividends and does not currently intend to pay dividends, and thus has assumed a dividend yield of zero.

The Company estimates potential forfeitures of stock grants and adjusts compensation cost recorded accordingly. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

The Company considers the indirect effect of income tax benefits from stock-based compensation in arriving at its income tax provision. In addition, the Company has elected to recognize excess income tax benefits from stock-based compensation as an addition to paid-in capital only if an incremental income tax benefit would be realized by applying the tax law ordering rule to determine the sequence in which deductions, net operating loss carryforwards and tax credits are utilized. The Company measures the tax benefit associated with excess tax deductions by multiplying the excess tax over book deduction by the statutory tax rates.

The fair value of stock option awards was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended January 31,
	2013	2012	2011
Expected life (years)	6.25	6.48	6.25
Risk-free interest rate	1.09%	2.11%	2.84%
Expected volatility	51.6%	56.7%	57.5%
Expected dividend yield	0.0%	0.0%	0.0%

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

A summary of the changes in common and preferred stock options issued under all of the existing stock option plans is as follows (the table reflects options for preferred stock on an as converted to common stock basis):

	Year Ended January 31, 2013
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—beginning of period	2,258,652	$4.29
Granted	116,652	10.79
Exercised	(35,707)	2.62
Cancelled	(32,317)	8.75

Outstanding—end of period	2,307,280	$4.58	4.8	$13,378

Exercisable—end of period	1,766,033	$2.64	3.6	$13,287

The weighted-average fair value of stock options granted during the years ended January 31, 2013, 2012 and 2011 was $5.39, $6.37 and $3.45 per share, respectively.

Options outstanding that had vested or were expected to vest were as follows (the table reflects options for preferred stock on an as converted to common stock basis):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
January 31, 2013	2,232,064	$4.36	4.62	$13,371

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s stock on January 31, 2013 and the exercise price of the underlying options.

Stock-Based Compensation Expense

The Company records stock-based compensation expense over the estimated service/vesting period. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.

Total stock-based compensation expense was recorded within the consolidated statement of operations for the fiscal years ended January 31, 2013, 2012 and 2011 as follows:

	Years Ended January 31
	2013	2012	2011
Cost of revenues	$111	$79	$45
Sales and marketing	190	119	63
Research and development	308	227	133
General and administrative	315	211	40

Total	$924	$636	$281

The total unrecognized compensation cost related to outstanding stock options is $2.4 million at January 31, 2013. This amount is expected to be recognized over a weighted-average period of 3.2 years.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

16. Income Taxes

During the fiscal year ended January 31, 2013, certain prior period errors were identified which affected fiscal 2013’s interim periods as well as the interim and annual periods ended January 31, 2012, 2011 and 2010. The most significant prior period error relates primarily to the Company’s accounting for deferred income taxes associated with the release of the Company’s valuation allowance. The Company has reflected the correction of all identified prior period errors in the periods in which they originated, and as such, has made revisions to its income tax (provisions) benefits and certain tax balances in the fiscal years ended January 31, 2012, 2011 and 2010. For addition details, see Note 2.

The components of income before income taxes are as follows:

	Years Ended January 31,
	2013	2012	2011
United States	$(355)	$2,797	$(1,632)
Foreign	1,230	635	3,149

Total	$875	$3,432	$1,517

The Company’s effective tax rate varies from the U.S. federal statutory rate follows:

	Years Ended January 31,
	2013	2012	2011
United States federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.6%	0.7%	0.6%
Meals and entertainment	3.8%	0.6%	0.7%
Stock compensation	26.4%	4.8%	5.2%
Executive compensation	7.4%	2.9%	5.3%
Non-deductible mark-to-market and interest adjustments	(19.6)%	2.3%	12.4%
United States federal and state credits	(60.2)%	(15.2)%	(13.4)%
Change in valuation allowance	17.7%	(355.8)%	(47.5)%
Foreign taxes and rate differential	(17.8)%	11.9%	45.0%
Tax rate changes	(1.7)%	1.2%	11.6%
Expiration of tax attributes	21.0%	—	—
Other	(0.8)%	0.7%	0.5%

Total	12.8%	(311.9)%	54.4%

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

Significant components of the Company’s deferred tax assets and liabilities as of January 31, 2013 and 2012 are as follows:

	January 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$9,078	$9,392
Business credit carryforwards	3,462	2,254
Depreciation and amortization	—	278
Accrued expenses	213	128
Reserves	—	79
Stock compensation	208	121
Deferred revenue	109	69
Deferred rent	694	390
Other	24	20

Gross deferred tax assets	13,788	12,731
Valuation allowance	(409)	(254)

Total deferred tax assets	13,379	12,477
Deferred tax liabilities:
Depreciation	(229)	—
Accrued expenses	—	(3)
Other	(11)	(1)

Total deferred tax liabilities	(240)	(4)

Net deferred tax assets	$13,139	$12,473

The components of the (provision) benefit for income taxes are as follows:

	Years Ended January 31,
	2013	2012	2011
Current:
Federal	$(663)	$(727)	$(520)
State	(9)	(72)	(38)
Foreign	(86)	(777)	(522)

Total current	(758)	(1,576)	(1,080)
Deferred:
Federal	812	(400)	316
State	236	137	(90)
Foreign	(247)	44	(971)
Change in valuation allowance	(155)	12,501	999

Total deferred	646	12,282	254

Total (provision) benefit for income taxes	$(112)	$10,706	$(826)

The need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the ASC 740, Income Taxes, more-likely-than-not realization threshold criterion. The realizability of the deferred tax assets is evaluated quarterly. At January 31, 2013 and January 31, 2012, the Company’s net deferred tax assets totaled $13,139 and $12,473, respectively. The Company reviews all available evidence to

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

evaluate the recoverability of its United States federal, state and foreign deferred tax assets, including net operating losses and research and development tax credits. As of January 31, 2011, the Company determined that it was more likely than not that it would be able to realize its foreign deferred tax assets, primarily as a result of cumulative profitability and expected future earnings. Accordingly, the Company reversed $1,225 of its valuation allowance during the fourth quarter of fiscal year 2011.

Based upon the Company’s cumulative history of earnings before taxes for financial reporting purposes over a 12-quarter period ending on January 31, 2012 and an assessment of the Company’s expected future results of operations as of January 31 2012, the Company determined that it was more likely than not that it would realize most of its United States net operating losses and other deferred tax assets prior to their expiration. As a result, during the fourth quarter of fiscal year 2012, the Company reversed a total of $12,501 of its deferred tax asset valuation allowances. The entire amount of the $12,501 valuation allowance release was recorded as a discrete benefit for income taxes in the Company’s consolidated statement of operations in the fourth quarter of fiscal year 2012.

As of January 31, 2013, the Company reassessed its state tax profile and state apportionment. As a result, the Company recorded a valuation allowance against certain state investment tax credits and R&D credits in the amount of $155. This was due to the fact that as of January 31, 2013, management determined it was more likely than not that these assets would not be realized.

As of January 31, 2013, the Company had United States federal net operating loss carryforwards of $25,955, which will begin to expire in 2018, and state net operating loss carryforwards of $4,833, which will begin to expire in 2014. The Company has an additional $130 of federal and state net operating losses not reflected above (net of tax), that are attributable to stock option exercises, which will be recorded as an increase in additional paid-in capital on the Company’s consolidated balance sheet once they are “realized” in accordance with ASC 718, Compensation—Stock Compensation. As of January 31, 2013, the Company had federal tax credit carryforwards of approximately $2,878, which will begin to expire in 2018, and state tax research and development credit carryforwards of approximately $831, which will begin to expire in 2022.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset its taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. The Company performed an analysis as of January 31, 2013, and determined that it had not experienced an ownership change for purposes of Section 382. However, future transactions in the Company’s common stock, either alone or in combination with the Company’s initial public offering, could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset the Company’s taxable income, if any. Any such limitation, whether as the result of sales of common stock by the Company’s existing stockholders or sales of common stock by the Company, could have a material adverse effect on the Company’s results of operations in future years.

The Company considers the indirect effect of income tax benefits from stock-based compensation in arriving at its income tax provision. In addition, the Company has elected to recognize excess income tax benefits from stock-based compensation as an addition to paid-in capital only if an incremental income tax benefit would be realized by applying the tax law ordering rule to determine the sequence in which deductions, net operating loss carryforwards and tax credits are utilized. The Company measures the tax benefit associated with excess tax deductions by multiplying the excess tax over book deduction by the statutory tax rates.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company has gross unrecognized tax benefits of $2,259 and $2,407 at January 31, 2013 and 2012, respectively. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate.

A tabular roll forward of the Company’s uncertainties in income tax provision liability is presented below:

	Year Ended January 31
	2013	2012
Gross balance at February 1	$2,407	$1,858
Additions based on tax positions related to the current year	146	646
Reductions for tax positions of prior years	(165)	(97)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	—	—
Amounts of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	(129)	—

Gross balance at January 31	$2,259	$2,407

The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. These amounts are not reflected in the reconciliation above. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet as of January 31, 2013 was $40 for interest and $0 for penalties. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet for January 31, 2012 was $20 for interest and $0 for penalties.

The Company does not expect that the unrecognized tax benefit will change significantly within the next twelve months. The Company and one or more of its subsidiaries file United States federal income tax returns and tax returns in various state and foreign jurisdictions. With limited exceptions, the Company is no longer subject to state or local examinations for years prior to January 31, 2009. However, carryforward attributes that were generated prior to January 31, 2010 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

The Company’s current intention is to reinvest the total amount of its unremitted earnings in the local international jurisdiction, except for instances in which the Company can remit such earnings to the U.S. without an associated net tax cost. As a result, the Company has not provided for United States taxes on the unremitted earnings of its international subsidiaries of $2,689.

17. Net Income per Share

Net income per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the impact of the Company’s outstanding

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

potential common shares, such as shares issuable upon exercise of in-the-money stock options or warrants, when dilutive. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net income per common share.

The following table sets forth the components of the computation of basic and diluted net income per common share for the periods indicated:

	Year Ended January 31,
	2013	2012	2011
Numerator:
Net income	$763	$14,138	$691

Denominator:
Weighted average common shares, basic	7,929,364	493,763	491,623
Dilutive effect of:
Options to purchase common stock	152,871	78,189	12,987
Options to purchase preferred stock	1,209,778	1,209,440	1,149,253
Warrants to purchase common stock	40,752	40,346	70
Convertible preferred stock	3,563,722	8,503,073	8,500,203

Weighted average common shares outstanding, fully diluted	12,896,487	10,324,811	10,154,136

Basic net income per share	$0.10	$28.63	$1.41

Diluted net income per share	$0.06	$1.37	$0.07

The following outstanding options, warrants and preferred stock that were excluded from the computation of diluted net income per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended January 31,
	2013	2012	2011
Options and warrants to purchase common and preferred stock	630,909	574,789	241,168

18. Geographic and Segment Information

ASC 280, Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in annual and interim reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision maker, as defined under ASC 280, is a combination of the chief executive officer and the chief operating officer. The Company views its operations and manages its business as one operating segment.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

Revenues by geographic location in total and as a percentage of total revenues are as follows:

	Year Ended January 31,
	2013		2012		2011
	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue
Geographic location:
United States	$11,182	22.9%	$10,409	22.7%	$5,968	15.7%
Japan	10,024	20.5%	9,937	21.6%	8,469	22.3%
Germany	7,925	16.2%	5,959	13.0%	5,737	15.2%
France	7,358	15.1%	8,866	19.3%	6,782	17.9%
Korea	4,196	8.6%	3,865	8.4%	3,686	9.7%
United Kingdom	3,770	7.7%	2,671	5.8%	2,592	6.9%
Sweden	2,206	4.5%	2,170	4.7%	2,842	7.5%
Other	2,207	4.5%	2,053	4.5%	1,831	4.8%

	$48,868	100.0%	$45,930	100.0%	$37,907	100.0%

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid.

Net long-lived assets by principal geographic areas were as follows:

	As of January 31,
	2013	2012	2011
United States	$4,678	$3,080	$1,980
France	1,068	62	64
Germany	144	79	44
Japan	204	123	134
Other	82	20	17

	$6,176	$3,364	$2,239

19. Employee Benefit Plans

401(k) Plan

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. For the year ended January 31, 2013, the Company made a total contribution of $498. The Company made no matching contribution for the years ended January 31, 2012 and 2011, respectively.

Foreign Defined Contribution Plans

The Company, through its wholly owned subsidiaries, contributes to local defined contribution plans that provide retirement benefits for the Company’s foreign based employees. For the years ended January 31, 2013, 2012 and 2011, the Company, through its subsidiaries, made contributions of $826, $680, and $568, respectively, to these plans.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

20. Quarterly Results of Operations (Unaudited)

The following table sets forth the Company’s unaudited operating results for each of the eight quarters in the two-year period ended January 31, 2013. The information is derived from the Company’s unaudited financial statements. In the opinion of management, the Company’s unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The financial information presented for the interim periods has been prepared in a manner consistent with the Company’s accounting policies described in Note 2 and should be read in conjunction therewith. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full-year period or any future period.

	Fiscal Year 2013 Quarter Ended				Fiscal Year 2012 Quarter Ended
	April 30, 2012	July 31, 2012	October 31, 2012	January 31, 2013	April 30, 2011	July 31, 2011	October 31, 2011	January 31, 2012
License revenue	$10,013	$10,215	$10,317	$10,606	$9,176	$9,552	$9,942	$10,084
Project revenue	1,281	1,618	2,295	2,523	1,044	1,265	1,742	3,125

Total revenues	11,294	11,833	12,612	13,129	10,220	10,817	11,684	13,209
Operating expenses:
Cost of revenues	3,223	3,112	3,644	4,175	2,810	2,765	2,910	3,590
Sales and marketing	1,600	1,709	1,529	2,277	1,274	1,310	1,341	2,308
Research and development	4,140	4,157	4,113	4,277	3,202	3,563	3,655	4,029
General and administrative	1,958	1,968	2,435	2,591	1,566	1,805	1,657	3,110

Total operating expenses	10,921	10,946	11,721	13,320	8,852	9,443	9,563	13,037

Income (loss) from operations	373	887	891	(191)	1,368	1,374	2,121	172

Other expense, net:
Foreign exchange gain (loss)	—	326	(115)	(194)	(464)	91	50	217
Interest expense, net	(412)	(409)	(402)	(408)	(270)	(260)	(267)	(487)
Other income (expense), net	66	445	2	16	66	(304)	14	11

Total other (expense) income, net	(346)	362	(515)	(586)	(668)	(473)	(203)	(259)

Income (loss) before income taxes	27	1,249	376	(777)	700	901	1,918	(87)
Benefit (provision) for income taxes	35	(367)	(217)	437	(407)	(362)	(506)	11,981

Net income (loss)	$62	$882	$159	$(340)	$293	$539	$1,412	$11,894

Basic income (loss) per share	$0.12	$0.20	$0.01	$(0.03)	$0.60	$1.09	$2.86	$23.97
Diluted income (loss) per share	$0.01	$0.70	$0.01	$(0.03)	$0.03	$0.05	$0.14	$1.14

The quarterly financial results presented in the table above reflect the impacts of the revisions of all quarterly periods in the fiscal years ended January 31, 2013 and 2012, as described in detail in Note 2.

Schedule II

Valuation and Qualifying Accounts

For the years ended January 31, 2013, 2012 and 2011

	Balance at Beginning of Period	Amounts Charged (Credited) to Expense	Deductions From Allowance (1)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts
Year Ended January 31, 2013	$—	$9	$(9)	$—
Year Ended January 31, 2012	$—	$—	$—	$—
Year Ended January 31, 2011	$—	$—	$—	$—

Valuation allowance for deferred tax assets
Year Ended January 31, 2013	$254	$155	$—	$409
Year Ended January 31, 2012	$12,915	$(12,501)	$(160)	$254
Year Ended January 31, 2011	$15,073	$(999)	$(1,159)	$12,915

(1)	Deductions consist of amounts written off during the period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Material Weakness in Internal Control over Financial Reporting and Status of Remediation Efforts.

Our management has determined that we have the following material weaknesses in our internal control over financial reporting: (1) we do not have the appropriate resources and controls to properly account for taxes and (2) we do not have adequate oversight and controls related to the accounting for complex equity arrangements. These deficiencies constituted material weaknesses in our control environment as of as of January 31, 2013, 2012 and 2011. We have concluded that these material weaknesses in our internal control over financial reporting are due to the fact that we do not have the appropriate resources with the appropriate level of experience and technical expertise to account for taxes and complex equity arrangements. In order to remediate these material weaknesses, we have taken and are taking the following actions:

•

we hired a Chief Accounting Officer at the end of the third quarter of fiscal year 2013 and an assistant corporate controller in February 2013 to augment our current staff and to improve the effectiveness of our financial statement close process, and we will continue to assess any additional staffing needs;

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of January 31, 2013 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2013 because of the material weaknesses in internal controls over financial reporting discussed above.

Notwithstanding the material weaknesses described above, management believes that the consolidated financial statements included in this Annual Report on Form 10-K present, in all material respects, the financial position of the Company as of January 31, 2013 and 2012 and its consolidated results of operations and cash flows for each of the three years in the period ended January 31, 2013 in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

As described under “Material Weakness in Internal Control over Financial Reporting and Status of Remediation Efforts,” above, during the period covered by this Annual Report on Form 10-K we have taken and are taking remedial actions intended to correct material weaknesses in our system of internal controls over financial reporting, which remedial actions have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Except for those remedial actions, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Disclosure pursuant to Item 5.02 of Form 8-K, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.”

On March 27, 2013, the Compensation Committee of our Board of Directors awarded cash bonuses for fiscal year 2013 to the named executive officers who were identified in our Registration Statement on Form S-1, as follows:

Stephen A. Remondi Chief Executive Officer and President	$0
Edmond L. Furlong Chief Operating Officer and Chief Financial Officer	$0
Hudong Chen Chief Scientist and Vice President of Physics	$64,000
James Hoch Vice President of Software Development	$64,000
Jean-Paul Roux Vice President of European Operations	$57,519	(1)

(1)	Mr. Roux is eligible to receive additional payments in fiscal year 2014 in an amount determined by reference to our fiscal year 2013 European invoice growth rate. Specifically, Mr. Roux is eligible to earn up to an additional 99,000 Euros over the course of fiscal year 2014 if he remains employed by us during this time. Mr. Roux’s compensation is paid in Euros, and the amount in the above table is converted to dollars at an assumed rate of €1.00:$1.2782, which was the noon buying rate as of March 27, 2013 as reported by the Board of Governors of the United States Federal Reserve System.

Disclosure pursuant to Item 1.01 of Form 8-K, “Entry into a Material Definitive Agreement.”

On February 1, 2013, we entered into a second amendment to our OEM License Agreement with ThermoAnalytics, Inc. dated October 26, 2006, as previously amended on June 10, 2011. Under the terms of the second amendment, we may license certain products derived from ThermoAnalytics’ RadThem product to our customers on a per-hour pricing basis. In addition, we agreed with ThermoAnalytics to jointly develop computer software to simulate the electro-thermal performance of battery cell designs. A copy of the second amendment is attached to this annual report on Form 10-K as Exhibit 10.15 and is incorporated by reference herein.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth under the captions “Election of Directors,” “Executive Officers,” “Code of Ethics,” “Directors—Audit Committee Financial Expert” and “Corporate Governance” in our definitive proxy statement for the fiscal year 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year (the “2014 Proxy Statement”), and is incorporated herein by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth under the captions “Executive Officers—Executive Compensation” in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2014 Proxy Statement, and is incorporated herein by reference.

We have two equity compensation plans under which awards are currently authorized for issuance, our 2011 Stock Incentive Plan, or our 2011 Plan, and our 2011 Employee Stock Purchase Plan, or our 2011 ESPP. In connection with the consummation of our initial public offering in July 2012, our board of directors terminated any new offerings under our 1999 Series G Convertible Preferred Nonqualified Stock Option Plan, or our 1999 Plan, our 2005 Series G Convertible Preferred Stock Incentive Plan, or our 2005 Plan, and our 2007 Stock Incentive Plan, or our 2007 Plan. Each of our 2011 Plan, 2011 ESPP, 2007 Plan and 2005 Plan was approved by our stockholders prior to our initial public offering in 2012. Our 1999 Plan was not approved by our stockholders. The following table provides information regarding securities authorized for issuance as of January 31, 2013 under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	2,280,745	$4.62	1,120,068	(1)(2)
Equity compensation plans not approved by securityholders	26,535	$0.65	—
Total	2,307,280	$4.58	1,120,068	(2)

(1)	In addition to being available for future issuance upon exercise of options that may be granted after January 31, 2013, 658,530 shares under our 2011 Stock Incentive Plan may be issued in the form of restricted stock, unrestricted stock, performance share awards or other equity-based awards.
(2)	Includes 461,538 shares issuable under our 2011 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by this item will be set forth under the caption “Executive Officers—Certain Relationships and Related Transactions” and “Corporate Governance” in our 2014 Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm” in our 2014 Proxy Statement, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this Report:

(1) Financial Statements—See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 54 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules—See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 54 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required.

(3) Index to Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012)

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012)

4.1	Specimen certificate for common stock of Exa Corporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-176019)

4.2	Form of Stock Purchase Warrant issued on January 28, 2011 (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1, File No. 333-176019)

4.3	Series A Preferred Stock and Warrant Purchase Agreement dated April 30, 1993 by and among Exa Corporation and Fidelity Ventures Ltd, Philip Cooper, Robert S. Kniffin, Kim Molvig and Stephen A. Remondi (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1, File No. 333-176019)

4.4	Series B Preferred Stock and Warrant Purchase Agreement dated November 2, 1994 by and among Exa Corporation and Fidelity Ventures Ltd., Boston Capital Ventures III, Limited Partnership, Edelson Technology Partners, Massachusetts Capital Resource Company, Associated Group, Inc., John J. Shields, III and John William Poduska (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1, File No. 333-176019)

4.5	Series C Convertible Preferred Stock Purchase Agreement dated September 30, 1996 by and among Exa Corporation and Fidelity Ventures Ltd., InfoTech Fund I LLC (formerly Fidelity Investors Limited Partnership), Boston Capital Ventures III, Limited Partnership, Edelson Technology Partners, Massachusetts Capital Resource Company, Associated Group, Inc., Itochu Corporation, Itochu Techno-Science Corporation, Itochu Technology, Inc., John J. Shields, III and John William Poduska (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-1, File No. 333-176019)

4.6	Series E Convertible Preferred Stock Purchase Agreement dated January 28, 1998 by and among Exa Corporation and Boston Capital Ventures III, Limited Partnership, Associated Group, Inc., Edelson Technology Partners, Itochu Techno-Science Corporation, John William Poduska and King’s Point Holdings, Inc. (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-1, File No. 333-176019)

4.7	Series F Convertible Preferred Stock Purchase Agreement dated January 28, 1998 by and among Exa Corporation and Ford Motor Company (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-1, File No. 333-176019)

4.8	Note Purchase Agreement dated February 9, 2004 by and among Exa Corporation, Edelson Technology Partners, InfoTech Fund I LLC, FMR Corp., Boston Capital Ventures III, Limited Partnership, and Boston Capital Ventures IV, Limited Partnership (incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-1, File No. 333-176019)

4.9	Stock Purchase Agreement dated April 30, 2008 by and among Exa Corporation, InfoTech Fund I LLC, Fidelity Investors Limited Partnership, Boston Capital Ventures III, Limited Partnership, Boston Capital Ventures IV, Limited Partnership, and the additional investors parties thereto (incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-1, File No. 333-176019)

4.10	Letter Agreement dated August 3, 2011 between Exa Corporation and Boston Capital Ventures III, Limited Partnership, Boston Capital Ventures IV, Limited Partnership, FMR LLC, Fidelity Ventures Limited and Infotech Fund I LLC (incorporated by reference to Exhibit 4.10 to our Registration Statement on Form S-1, File No. 333-176019)

4.11	Voting Agreement dated August 3, 2011 between Exa Corporation, FMR LLC, Fidelity Ventures Limited, Infotech Fund I LLC, Boston Capital Ventures III, Limited Partnership and Boston Capital Ventures IV, Limited Partnership (incorporated by reference to Exhibit 4.11 to our Registration Statement on Form S-1, File No. 333-176019)

4.12	Amendment and Waiver dated February 15, 2008 by and among Exa Corporation and the stockholders of Exa Corporation signatory thereto (incorporated by reference to Exhibit 4.12 to our Registration Statement on Form S-1, File No. 333-176019)

4.13	Exa Corporation 1999 Series G Convertible Preferred Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4.13 to our Registration Statement on Form S-1, File No. 333-176019)*

4.14	Form of Nonqualified Stock Option Agreement for use under the Exa Corporation 1999 Series G Convertible Preferred Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4.14 to our Registration Statement on Form S-1, File No. 333-176019)*

4.15	Exa Corporation 2005 Series G Convertible Preferred Stock Incentive Plan (incorporated by reference to Exhibit 4.15 to our Registration Statement on Form S-1, File No. 333-176019)*

4.16	Form of Incentive Stock Option Agreement for use under the Exa Corporation 2005 Series G Convertible Preferred Stock Incentive Plan (incorporated by reference to Exhibit 4.16 to our Registration Statement on Form S-1, File No. 333-176019)*

4.17	Form of Nonqualified Stock Option Agreement for use under the Exa Corporation 2005 Series G Convertible Preferred Stock Incentive Plan (incorporated by reference to Exhibit 4.17 to our Registration Statement on Form S-1, File No. 333-176019)*

4.18	Exa Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.18 to our Registration Statement on Form S-1, File No. 333-176019)*

4.19	Form of Incentive Stock Option Agreement for use under the Exa Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.19 to our Registration Statement on Form S-1, File No. 333-176019)*

4.20	Form of Nonqualified Stock Option Agreement for use under the Exa Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.20 to our Registration Statement on Form S-1, File No. 333-176019)*

4.21	Exa Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.21 to our Registration Statement on Form S-1, File No. 333-176019)*

4.22	Form of Incentive Stock Option Agreement for use under the Exa Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.22 to our Registration Statement on Form S-1, File No. 333-176019)*

4.23	Form of Nonqualified Stock Option Agreement for use under the Exa Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.23 to our Registration Statement on Form S-1, File No. 333-176019)*

4.24	Exa Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.24 to our Registration Statement on Form S-1, File No. 333-176019)*

4.25	Amendment No. 1 dated April 5, 2012 to Letter Agreement dated August 3, 2011 between Exa Corporation and Boston Capital Ventures III, Limited Partnership, Boston Capital Ventures IV, Limited Partnership, FMR LLC, Fidelity Ventures Limited and Infotech Fund I LLC (incorporated by reference to Exhibit 4.26 to our Registration Statement on Form S-1, File No. 333-176019)

4.26	Amendment No. 1 dated April 5, 2012 to Voting Agreement dated August 3, 2011 between Exa Corporation, FMR LLC, Fidelity Ventures Limited, Infotech Fund I LLC, Boston Capital Ventures III, Limited Partnership, and Boston Capital Ventures IV, Limited Partnership (incorporated by reference to Exhibit 4.27 to our Registration Statement on Form S-1, File No. 333-176019)

10.1	IBM Customer Agreement dated July 11, 2006 between Exa Corporation and International Business Machines Corporation (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, File No. 333-176019)

10.2†	IBM Global Technology Services Statement of Work for IBM Managed Resiliency Services—managed continuity dated February 3, 2011 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-176019)

10.3†	Schedule of IBM Managed Resiliency Services – managed continuity effective February 12, 2011 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1, File No. 333-176019)

10.4	Assignment and License Agreement dated November 30, 2011 between science + computing AG and Exa Corporation. (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1, File No. 333-176019)

10.5†	OEM License Agreement dated October 26, 2006 between ThermoAnalytics, Inc. and Exa Corporation (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1, File No. 333-176019)

10.6†	First Amendment to OEM License Agreement dated as of June 10, 2011 by and between ThermoAnalytics, Inc. and Exa Corporation (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1, File No. 333-176019)

10.7	Loan and Security Agreement dated as of May 24, 2010 between Silicon Valley Bank and Exa Corporation (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, File No. 333-176019)

10.8	First Loan Modification Agreement dated as of May 23, 2011 by and between Silicon Valley Bank and Exa Corporation (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1, File No. 333-176019)

10.9	Loan and Security Agreement dated as of January 28, 2011 by and among Gold Hill Capital 2008, L.P. as agent, and the Lenders party thereto, and Exa Corporation (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1, File No. 333-176019)

10.10	Form of Secured Promissory Note dated January 28, 2011 (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1, File No. 333-176019)

10.11	Lease dated July 21, 2008 between Netview 5 and 6 LLC and Exa Corporation (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, File No. 333-176019)

10.12	First Loan Modification Agreement entered into as of October 6, 2011 by and among Gold Hill Capital 2008, L.P. as agent, and the Lenders party thereto, and Exa Corporation (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, File No. 333-176019)

10.13	Employment Contract dated October 17, 2001 between Exa Corporation and Jean-Paul Roux(incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1, File No. 333-176019)*

10.14	Work Agreement dated January 1, 2009 between Exa Corporation and Jean-Paul Roux(incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1, File No. 333-176019)*

10.15††	Second Amendment to OEM License Agreement dated as of February 1, 2013, by and between ThermoAnalytics, Inc. and Exa Corporation.

21.1	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen A. Remondi, President, Chief Executive Officer and Director of Exa Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Edmond L. Furlong, Chief Financial Officer of Exa Corporation

32.1	Section 1350 Certification, executed by Stephen A. Remondi, President, Chief Executive Officer and Director of Exa Corporation

32.2	Section 1350 Certification, executed by Edmond L. Furlong, Chief Financial Officer of Exa Corporation

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Indicates management contract or compensatory plan or arrangement.
†	We have omitted portions of this exhibit which have been granted confidential treatment.
††	Portions of this exhibit have been omitted subject to a pending request for confidential treatment under 24b-2 under the Securities Exchange Act of 1934, and in connection with that request, an unredacted copy of this exhibit has been filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXA CORPORATION

By:	/s/ Stephen A. Remondi
Stephen A. Remondi
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: April 9, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen A. Remondi Stephen A. Remondi	Chief Executive Officer, President and Director (Principal Executive Officer)	April 9, 2013

/s/ Edmond L. Furlong Edmond L. Furlong	Chief Operating Officer and Chief Financial Officer	April 9, 2013

/s/ Stephen P. Sarno Stephen P. Sarno	Vice President Finance and Chief Accounting Officer	April 9, 2013

/s/ John J. Shields, III John J. Shields, III	Director	April 9, 2013

/s/ John William Poduska John William Poduska	Director	April 9, 2013

/s/ Wayne Mackie Wayne Mackie	Director	April 9, 2013

/s/ John F. Smith, Jr. John F. Smith, Jr.	Director	April 9, 2013

/s/ Robert Schechter Robert Schechter	Director	April 9, 2013