Form 10-Q
period 2013-04-30
EXA CORP
filed 2013-06-05
CIK 890264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

As of May 31, 2013, 13,313,094 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

EXA CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2013

PART I. UNAUDITED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXA CORPORATION

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	April 30, 2013	January 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$47,938	$30,716
Accounts receivable	4,310	27,840
Deferred tax assets	1,204	970
Prepaid expenses and other current assets	1,928	1,938

Total current assets	55,380	61,464
Property and equipment, net	5,900	6,176
Intangible assets, net	3,008	3,096
Deferred tax assets	12,527	12,274
Other assets	1,096	1,060

Total assets	$77,911	$84,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$762	$1,743
Accrued expenses	4,829	7,284
Current portion of long-term debt, net of discount (1)	2,039	1,747
Current portion of deferred revenue	24,499	26,013
Current maturities of capital lease obligations	2,091	2,051

Total current liabilities	34,220	38,838
Long-term debt, net of current portion and discount (1)	4,498	5,024
Deferred revenue	12	128
Capital lease obligations	2,301	2,818
Other long-term liabilities	1,042	1,009
Deferred rent	1,336	1,482

Total liabilities	43,409	49,299

Commitments and contingencies (Note 10)
Stockholders’ equity :
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 195,000,000 authorized; 13,345,596 and 13,319,715 shares issued, respectively; 13,313,094 and 13,287,213 shares outstanding, respectively	13	13
Additional paid-in capital	84,060	83,786
Accumulated deficit	(49,553)	(49,012)
Treasury stock (32,502 common shares, at cost)	0	0
Accumulated other comprehensive loss	(18)	(16)

Total stockholders’ equity	34,502	34,771

Total liabilities and stockholders’ equity	$77,911	$84,070

(1) Includes amounts due to a related party, as follows:
	April 30, 2013	January 31, 2013
Current portion of long-term debt	$282	$274
Long-term debt, net of current portion	$425	$499

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Operations and Statements of Comprehensive (Loss) Income

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended April 30,
	2013	2012
Revenue:
License revenue	$10,692	$10,013
Project revenue	1,796	1,281

Total revenues	12,488	11,294

Operating expenses:
Cost of revenues	3,671	3,223
Sales and marketing	2,117	1,600
Research and development	4,386	4,140
General and administrative	2,771	1,958

Total operating expenses	12,945	10,921

(Loss) income from operations	(457)	373

Other expense, net:
Foreign exchange gain	37	—
Interest expense	(381)	(414)
Interest income	4	2
Other income, net	2	66

Total other expense, net	(338)	(346)

(Loss) income before income taxes	(795)	27
Benefit for income taxes	254	35

Net (loss) income	$(541)	$62

Net (loss) income per share:
Basic	$(0.04)	$0.12
Diluted	$(0.04)	$0.01
Weighted average shares outstanding used in computing net (loss) income per share:
Basic	13,296,098	497,124
Diluted	13,296,098	10,455,405
Comprehensive (loss) income:
Net (loss) income	$(541)	$62
Foreign currency translation adjustments	(2)	28

Comprehensive (loss) income	$(543)	$90

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended April 30,
	2013	2012
Cash flows provided by operating activities:
Net (loss) income	$(541)	$62
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	496	409
Stock-based compensation expense	245	241
Deferred rent expense	(76)	(107)
Non-cash interest	122	124
Mark-to-market adjustment of preferred stock warrant liability	—	(63)
Deferred income taxes	(487)	55
Net change in operating assets and liabilities:
Accounts receivable	23,706	14,905
Prepaid expenses and other current assets	(15)	20
Other assets	(36)	(460)
Accounts payable	(973)	(433)
Accrued expenses	(2,322)	(2,673)
Other liabilities	33	—
Deferred revenue	(1,618)	(3,665)

Net cash provided by operating activities	18,534	8,415

Cash flows used in investing activities:
Purchases of property and equipment	(336)	(39)

Net cash used in investing activities	(336)	(39)

Cash flows used in financing activities:
Net decrease in line of credit	—	(7,000)
Proceeds from borrowings under long-term debt	—	3,500
Proceeds from stock option and warrant exercises	29	7
Payments of long-term debt	(331)	(200)
Payments of capital lease obligations	(520)	(147)

Net cash used in financing activities	(822)	(3,840)

Effect of exchange rate changes on cash	(154)	(50)

Net increase in cash and cash equivalents	17,222	4,486
Cash and cash equivalents, beginning of period	30,716	11,468

Cash and cash equivalents, end of period	$47,938	$15,954

Supplemental cash flow disclosures:
Cash paid for interest	$264	233
Cash paid for income taxes	$121	$551
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment through capital leases	$43	$56

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 31, 2013 included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

Change in Estimates

Property and equipment are stated at cost. Major renewals, additions and betterments are charged to equipment accounts while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed in the period incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income from operations. Depreciation is computed using the straight-line method over the estimated useful life of each asset.

The Company periodically reviews the estimated useful lives of property and equipment. Changes to the estimated useful lives are recorded prospectively from the date of the change. During the first quarter of fiscal year 2014, the Company reevaluated its network assets, consisting primarily of server equipment utilized in its data centers, and determined that the expected average useful life of those assets had increased from three to five years. The net book value of server assets placed in service as of February 1, 2013 was approximately $2,755. This change resulted in decreased depreciation expense on these assets by approximately $121 on an after-tax basis, or $0.01 per share, for the three months ended April 30, 2013.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities (ASU No 2011-11). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The Company adopted ASU 2011-11 on February 1, 2013. This adoption did not have a material impact on the Company’s consolidated financial statements.

EXA CORPORATION

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Companies are also required to disclose these reclassifications by each respective line item on the statements of operations. ASU 2013-02 is effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. The Company adopted ASU 2013-02 on February 1, 2013. This adoption did not have a material impact on the Company’s consolidated financial statements.

3. Computation of Net (Loss) Income Per Share

Net (loss) income per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the impact of the Company’s outstanding potential common shares, such as shares issuable upon exercise of in-the-money stock options or warrants or upon conversion of convertible preferred stock, when dilutive. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net income per common share. The impact of the accretion of unpaid and undeclared dividends has not been reflected in the weighted average shares used to compute diluted net (loss) income per share as the convertible preferred stock was not entitled to receive undeclared dividends upon such conversion.

The following summarizes the calculation of basic and diluted net (loss) income per share:

	Three Months Ended April 30,
	2013	2012

Numerator:
Net (loss) income	$(541)	$62

Denominator:
Weighted average common shares outstanding, basic	13,296,098	497,124
Dilutive effect of:
Options to purchase common stock	—	130,270
Options to purchase preferred stock	—	1,221,357
Warrants to purchase common stock	—	84,737
Convertible preferred stock	—	8,521,917

Weighted average common shares outstanding, fully diluted	13,296,098	10,455,405

Basic net (loss) income per share	$(0.04)	$0.12

Diluted net (loss) income per share	$(0.04)	$0.01

The following equity instruments have been excluded from diluted net (loss) income per common share as they would be anti-dilutive:

	Three Months Ended April 30,
	2013	2012

Options and warrants to purchase common and preferred stock	2,316,328	675,752

4. Property and Equipment, net

Property and equipment, net consists of the following as of April 30, 2013 and January 31, 2013:

	April 30, 2013	January 31, 2013
Computer software and equipment	$15,799	$15,718
Office equipment and furniture	365	371
Leasehold improvements	2,635	2,732

Total property and equipment	18,799	18,821
Less: accumulated depreciation	(12,899)	(12,645)

Property and equipment, net	$5,900	$6,176

Depreciation expense was $408 and $311 for the three months ended April 30, 2013 and 2012, respectively.

EXA CORPORATION

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

Included in computer software and equipment and office equipment and furniture is equipment held pursuant to capital leases with costs of $14,442 and $14,450 and accumulated amortization of $10,013 and $9,752 as of April 30, 2013 and January 31, 2013, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	April 30, 2013	January 31, 2013
Accrued payroll	$1,649	$1,457
Sales and withholding taxes	705	2,595
Accrued commissions and bonuses	680	1,543
Accrued income taxes payable	252	73
Deferred rent, current portion	592	523
Legal and professional	341	451
Other accrued expenses	610	642

Total accrued expenses	$4,829	$7,284

6. Deferred Rent

In connection with its corporate headquarters lease entered into in July 2008, the Company received a tenant improvement allowance of $1,958 from the landlord. This lease incentive was recorded as leasehold improvements and deferred rent and is being amortized as part of rent expense on a straight-line basis over the life of the lease. The Company’s subsidiary Euroxa S.a.r.l. entered into a new office lease in Paris, France in May 2012 with a landlord incentive totaling $148, equivalent to four months free rent, which is also being amortized as rent expense on a straight line basis over the life of the lease. In addition, the Company’s facility leases typically contain other than straight-line payment features. The difference between the straight-line rent expense of the lease and the cash payments is recorded as deferred rent. Deferred rent at April 30, 2013 and January 31, 2013 is as follows:

	April 30, 2013	January 31, 2013
Leasehold improvements, less incentive	$770	$836
Non-cash rent expense	1,158	1,169

Total deferred rent	1,928	2,005
Less: current portion included in accrued expenses	(592)	(523)

Deferred rent, net of current portion	$1,336	$1,482

7. Fair Value Measurements

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, capital lease obligations and debt. As of April 30, 2013 and January 31, 2013, the carrying amounts of these instruments approximate their fair values. The estimated fair values have been determined from information obtained from market sources and management estimates.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of April 30, 2013:

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$20,002	$20,002	$—	$—
Other assets – certificate of deposit	$525	$525	$—	$—

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of January 31, 2013:

	Total	Level 1	Level 2	Level 3
Assets:
Other assets – certificate of deposit	$525	$525	$—	$—

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

8. Acquired Intangible Assets

Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.

The following table reflects the carrying value of intangible assets as of April 30, 2013:

	April 30, 2013
	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(497)	$3,008
Access to facilities contract	38	(38)	—

Total	$3,543	$(535)	$3,008

The following table reflects the carrying value of intangible assets as of January 31, 2013:

	January 31, 2013
	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(409)	$3,096
Access to facilities contract	38	(38)	—

Total	$3,543	$(447)	$3,096

Amortization expense of intangible assets was $88 and $97 for the three months ended April 30, 2013 and 2012, respectively.

9. Debt

Long-term Debt

On January 28, 2011, the Company entered into a Loan and Security Agreement with Gold Hill Capital 2008, L.P. (“Gold Hill”) and Massachusetts Capital Resource Company (the “Loan and Security Agreement”), which provided for term loans of up to $8,500, of which $1,000 was with a related party. The Company borrowed $5,000 on January 28, 2011 and an additional $3,500 on March 30, 2012, for a total borrowed of $8,500. The agreement is for 54 months from the borrowing dates (the January 28, 2011 draw matures on August 1, 2015 and the March 30, 2012 draw matures on October 1, 2016) and bears interest at 10.5% per annum. An additional 2.5%

EXA CORPORATION

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

($125 on the January 28, 2011 draw and $87 on the March 30, 2012 draw) is due at maturity and was recorded as a liability and a debt discount. Interest only payments were payable during the first twelve months, with principal and interest payments required for forty-two months thereafter. Early prepayment of the debt results in additional interest penalties of 4% on the original principal if prepaid prior to the second anniversary of funding and 3% on the original principal if prepaid after the second anniversary but before the third anniversary of funding. Under this agreement and subsequent amendments, the Company issued warrants to purchase preferred stock, the valuations of which were recorded as additional debt discount. In addition, the Company incurred $106 of legal and origination costs in fiscal year 2011, which were recorded as a debt discount.

The discount relating to this debt is being amortized over the term of the debt using the effective interest method. Under this method, interest expense is recognized each period until the debt reaches maturity. If the maturity of the debt is accelerated because of prepayment, the amortization will be accelerated. Total non-cash interest expense from amortizing this debt discount for the three months ended April 30, 2013 and 2012, was $97 and $96, respectively.

Line of Credit

In May 2010, the Company secured a $10,000 line of credit agreement with a bank bearing interest at the bank’s prime rate plus 1.50% on existing accounts receivable and 2.5% on certain forecasted renewal invoices, expiring one year from closing. On May 23, 2013, the line of credit expired in accordance with its terms.

The agreement contained certain restrictive financial covenants requiring the maintenance of an adjusted quick ratio through January 31, 2013.

There were no amounts outstanding under the line of credit agreement as of April 30, 2013 and January 31, 2013. The Company incurred $211 of financing fees in fiscal year 2012 related to this line of credit, of which $100 was accrued and paid in May 2012. The Company recorded these fees as deferred financing costs in prepaid and other current assets and is amortizing them to interest expense over the term of the line using the effective interest method, as a result of which, the Company amortized $25 and $28 as interest expense for the three months ended April 30, 2013 and 2012, respectively.

Total interest expense, including interest under the Company’s capital lease obligations, was $381 and $414 for the three months ended April 30, 2013 and 2012, respectively. Included in interest expense was interest paid to related parties of $20 and $31 for the three months ended April 30, 2013 and 2012, respectively.

10. Commitments and Contingencies

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

EXA CORPORATION

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

Based on historical experience and information known as of April 30, 2013 and January 31, 2013, the Company has not recorded any liabilities for the above guarantees and indemnities.

11. Stock Based Compensation

The fair value of common stock options for employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Three Months Ended April 30,
	2013	2012
Estimated dividend yield	0%	0%
Expected stock price volatility	50.3%	52.6%
Weighted-average risk-free interest rate	1.3%	2.0%
Expected life of options (in years)	6.25	6.25

Stock-based compensation expense of $245 and $241 was recorded during the three months ended April 30, 2013 and 2012, respectively, related to the Company’s outstanding stock options. The weighted average grant date fair value per share for stock options granted in the three months ended April 30, 2013 was $4.72.

Total stock-based compensation expense is as follows:

	Three Months Ended April 30,
	2013	2012
Cost of revenues	$31	$27
Sales and marketing	50	46
Research and development	77	81
General and administrative	87	87

Total	$245	$241

The total unrecognized compensation cost related to outstanding stock options is $2,196 at April 30, 2013. This amount is expected to be recognized over a weighted-average period of 3.0 years.

12. Income Taxes

The Company’s income tax benefit was $254 and $35 for the three months ended April 30, 2013 and 2012, respectively, and the effective tax rate, including discrete items, was 31.9% and 129.6% for the same periods. For the three months ended April 30, 2013, the effective income tax rate differed from the federal statutory rate mainly due to nondeductible compensation offset by the tax benefit of federal and state research and development credits. The effective tax rate for the three months ended April 30, 2012 does not include a benefit for federal research and development credits, as the credit was not extended until the fourth quarter of fiscal year 2013. For the three months ended April 30, 2013 and 2012, the effective income tax rate was impacted discretely by foreign exchange gains, and for 2012 only, mark-to-market adjustments on the Company’s former warrants, for which there was no tax provision.

The Company does not expect that its unrecognized tax benefit will change significantly within the next twelve months. The Company and one or more of its subsidiaries file United States federal income tax returns and tax returns in various state and foreign jurisdictions. With limited exceptions, the Company is no longer subject to federal, state, local or foreign examinations for years prior to January 31, 2009. However, carryforward attributes that were generated prior to January 31, 2010 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

EXA CORPORATION

Notes to Unaudited Consolidated Financial Statements

(dollars in thousands except per share amounts)

13. Geographic Information

Revenue is attributed to individual countries based upon location of the external customer. Revenue by geographic area is as follows:

	Three Months Ended April 30,
	2013	2012
United States	$2,692	$2,435
Japan	2,025	2,390
Germany	2,215	1,874
France	2,244	1,828
Korea	1,086	970
United Kingdom	1,089	921
Sweden	648	548
Other	489	328

Total	$12,488	$11,294

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid.

Net long-lived assets by principal geographic areas were as follows:

	April 30, 2013	January 31, 2013
United States	$4,419	$4,678
Japan	280	204
Germany	135	144
France	983	1,068
Other	83	82

Total property and equipment, net	$5,900	$6,176

14. Subsequent Event

On May 31, 2013 the Company repaid, with available cash on hand, all outstanding obligations under the Loan and Security Agreement described in Note 9. This included $6,852 of remaining outstanding principal, $60 of accrued interest and $213 of deferred origination fees that were accrued for in other long-term liabilities in the accompanying consolidated balance sheet. In addition, in accordance with the agreement terms, the Company incurred and paid a prepayment interest penalty of $290, representing 3% of the January 2011 advance and 4% of the March 2012 advance. The Company expects to recognize a loss from the extinguishment of this debt of approximately $754 during the second quarter of fiscal year 2014, representing the prepayment interest penalty and the write-off of unamortized debt discount. As a result of this repayment, the Company expects to save cash interest of approximately $429 for the remainder of fiscal year 2014, and $428, $170 and $31 for fiscal years 2015, 2016 and 2017, respectively.

ITEM2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Result of Operations appearing in our Annual Report on Form 10-K, filed with the SEC on April 9, 2013. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

We were founded in 1991 and had 241 employees worldwide at April 30, 2013. Our corporate headquarters, including our principal administrative, marketing, technical support, research and product development facilities, are located in Burlington, Massachusetts.

Results of Operations

The following tables set forth, for the periods presented, data from our consolidated statements of operation, as well as that data as a percentage of revenues.

	Three Months Ended April 30,
(in thousands)	2013	2012
Revenue:
License revenue	$10,692	$10,013
Project revenue	1,796	1,281

Total revenues	12,488	11,294

Operating expenses: (1)
Cost of revenues	3,671	3,223
Sales and marketing	2,117	1,600
Research and development	4,386	4,140
General and administrative	2,771	1,958

Total operating expenses	12,945	10,921

(Loss) income from operations	(457)	373

Other expense, net:
Foreign exchange gain	37	—
Interest expense	(381)	(414)
Interest income	4	2
Other income, net	2	66

Total other expense, net	(338)	(346)

(Loss) income before income taxes	(795)	27
Benefit for income taxes	254	35

Net (loss) income	$(541)	$62

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended April 30,
(in thousands)	2013	2012
Cost of revenues	$31	$27
Sales and marketing	50	46
Research and development	77	81
General and administrative	87	87

Total stock-based compensation expense	$245	$241

	Three Months Ended April 30,
(as a percent of total revenue)	2013	2012
Revenue:
License revenue	85.6%	88.7%
Project revenue	14.4%	11.3%

Total revenues	100.0%	100.0%

Operating expenses:
Cost of revenues	29.4%	28.5%
Sales and marketing	17.0%	14.2%
Research and development	35.1%	36.7%
General and administrative	22.2%	17.3%

Total operating expenses	103.7%	96.7%

(Loss) income from operations	(3.7)%	3.3%

Other expense, net:
Foreign exchange gain	0.3%	0.0%
Interest expense	(3.1)%	(3.7)%
Interest income	0.0%	0.0%
Other income, net	0.0%	0.6%

Total other expense, net	(2.7)%	(3.1)%

(Loss) income before income taxes	(6.4)%	0.2%
Benefit for income taxes	2.0%	0.3%

Net (loss) income	(4.3)%	0.5%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of Three Months Ended April 30, 2013 and 2012

Revenue

	Three Months Ended April 30,
(in thousands, except percentages)	2013	2012	Increase	% Change
License revenue	$10,692	$10,013	$679	6.8%
Project revenue	1,796	1,281	515	40.2

Total revenues	$12,488	$11,294	$1,194	10.6%

License revenue increased 6.8%, from $10.0 million for the three months ended April 30, 2012 to $10.7 million for the three months ended April 30, 2013. The $0.7 million increase was driven almost entirely by increased consumption of simulation capacity by existing customers. Project revenue increased $0.5 million during the three months ended April 30, 2013 compared to the three months ended April 30, 2012 due to increased activity on existing projects and the initiation of new projects.

Foreign exchange fluctuations, particularly the weakness of the Euro and Japanese yen, negatively impacted total revenue in the three months ended April 30, 2013 by $0.4 million as compared to the three months ended April 30, 2012. On a constant currency basis, our total revenues in the three months ended April 30, 2013 increased 14.2%, compared with the three months ended April 30, 2012.

Cost of revenue

	Three Months Ended April 30,
(in thousands, except percentages)	2013	2012	Increase	% Change
Cost of revenue	$3,671	$3,223	$448	13.9%

Cost of revenue for the three months ended April 30, 2013 was $3.7 million, an increase of $0.4 million, or 13.9%, compared with $3.2 million during the three months ended April 30, 2012. As a percentage of revenues, cost of revenues increased to 29.4% for the three months ended April 30, 2013 compared to 28.5% for the three months ended April 30, 2012. Increased payroll and employee related costs, including travel, accounted for substantially all of the increase, primarily as a result of the net addition of 24 new application engineers, merit-based compensation increases for existing personnel and increased travel due to expanded service and support efforts.

Sales and marketing

	Three Months Ended April 30,
(in thousands, except percentages)	2013	2012	Increase	% Change
Sales and marketing	$2,117	$1,600	$517	32.3%

Sales and marketing expenses for the three months ended April 30, 2013 were $2.1 million, an increase of $0.5 million, or 32.3% compared to $1.6 million for the three months ended April 30, 2012. As a percentage of revenues, sales and marketing expenses increased to 17.0% for the three months ended April 30, 2013 compared to 14.2% for the three months ended April 30, 2012. Increased non-commission payroll and employee related costs accounted for approximately $0.2 million of the increase, primarily due to the net addition of 5 new sales people, merit-based compensation increases for existing personnel and recruiting fees relating to new European sales executives. Commission expense increased by approximately $0.3 million, primarily due to an increase in invoicing levels during the current quarter as compared to the prior fiscal year quarter. These increases were partially offset by a slight decrease in travel expenses due to an off-site sales meeting in the prior year fiscal quarter that did not reoccur in the current quarter.

Research and development

	Three Months Ended April 30,
(in thousands, except percentages)	2013	2012	Increase	% Change
Research and development	$4,386	$4,140	$246	5.9%

Research and development expenses for the three months ended April 30, 2013 were $4.4 million, an increase of $0.2 million, or 5.9%, compared to $4.1 million for the three months ended April 30, 2012. As a percentage of revenues, research and development expense decreased to 35.1% for the three months ended April 30, 2013 compared to 36.7% for the three months ended April 30, 2012. Increased payroll and employee related costs, including travel, accounted for approximately $0.2 million of the increase, primarily as a result of the net addition of 7 new scientists and software engineers and merit-based compensation increases for existing personnel. In addition, data center hosting fees increased by approximately $0.1 million due to the expansion of our data center capabilities and our research and development efforts. These increases were partially offset by approximately $0.1 million of decreased consulting, royalty and research sponsorship costs incurred in the prior fiscal year quarter that did not reoccur in the current quarter.

General and administrative

	Three Months Ended April 30,
(in thousands, except percentages)	2013	2012	Increase	% Change
General and administrative	$2,771	$1,958	$813	41.5%

General and administrative expenses for the three months ended April 30, 2013 were $2.8 million, an increase of $0.8 million, or 41.5%, compared to $2.0 million for the three months ended April 30, 2012. As a percentage of revenues, general and administrative expenses increased to 22.2% for the three months ended April 30, 2013, compared to 17.3% for the three months ended April 30, 2012. The increase is primarily attributed to increased professional costs associated with being a public company after our initial public offering on July 3, 2012, including increased audit, tax and legal fees, investor relations fees, filing fees, insurance premiums and franchise taxes. Approximately $0.3 million of these cost increases are not expected to reoccur in future periods. Payroll and employee related costs decreased slightly as the net addition of 2 new employees (including our chief accounting officer at the end of the third quarter of fiscal year 2013) was offset by a reduction in recruiting fees.

Other expense, net

	Three Months Ended April 30,
(in thousands, except percentages)	2013	2012	Decrease	% Change
Other expense, net	$338	$346	$(8)	(2.3)%

Total other expense, net for the three months ended April 30, 2013 was essentially flat when compared to the three months ended April 30, 2012. Gains from the valuation of our former preferred stock warrant liability in the prior period were offset by a decrease in interest expense during the current period due to lower borrowing levels.

Benefit for income taxes

	Three Months Ended April 30,
(in thousands, except percentages)	2013	2012	Increase	% Change
Benefit for income taxes	$254	$35	$219	625.7%

Income taxes changed from a slight benefit in the three months ended April 30, 2012 to a benefit of $0.3 million in the three months ended April 30, 2013, and our effective tax rate changed from 129.6% to 31.9% for the same periods. For the three months ended April 30, 2013, the effective income tax rate differed from the federal statutory rate mainly due to nondeductible compensation offset by the tax benefit of federal and state research and development credits. The effective tax rate for the three months ended April 30, 2012 does not include a benefit for federal research and development credits, as the credit was not extended until the fourth quarter of fiscal year 2013. For the three months ended April 30, 2013 and 2012, the effective income tax rate was impacted discretely by foreign exchange gains, and for 2012 only, mark-to-market adjustments on our former warrants, for which there was no tax provision.

We do not expect that our unrecognized tax benefit will change significantly within the next twelve months. We and one or more of our subsidiaries file United States federal income tax returns and tax returns in various state and foreign jurisdictions. With limited exceptions, we are no longer subject to federal, state, local or foreign examinations for years prior to January 31, 2009. However, carryforward attributes that were generated prior to January 31, 2010 may still be adjusted upon examination by state and local tax authorities if they either have been or will be used in a future period.

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

Revenue on a constant currency basis. Our international operations generate and incur expenses that are denominated in foreign currencies, and changes in currency exchange rates can materially affect our consolidated results of operations. Our principal exposures are to fluctuations in exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won. To provide investors with information concerning underlying trends in our business, we disclose revenue on a constant currency basis, which we define as GAAP revenue, adjusted to reverse the impact of changes in the exchange rates of the principal currencies in which our international operations generated revenue and incurred expenses. We calculate revenue on a constant currency basis by converting revenue that was generated in the currencies specified above during the three months ended April 30, 2013 to United States Dollars at assumed exchange rates equal to the exchange rates in effect for such currencies during the corresponding period of the previous fiscal year, rather than the exchange rates actually in effect during the current fiscal year.

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

Adjusted EBITDA:

	Three Months Ended April 30,
(in thousands)	2013	2012
Net (loss) income	$(541)	$62
Add back:
Depreciation and amortization	496	409
Interest expense, net	377	412
Other income, net	(2)	(66)
Foreign exchange gain	(37)	—
Benefit for income taxes	(254)	(35)

EBITDA	39	782
Stock-based compensation expense	245	241

Adjusted EBITDA	$284	$1,023

Non-GAAP operating (loss) income:

	Three Months Ended April 30,
(in thousands)	2013	2012
Operating (loss) income	$(457)	$373
Add back:
Stock-based compensation expense	245	241
Amortization of acquired intangible assets	88	97

Non-GAAP operating (loss) income	$(124)	$711

Non-GAAP net (loss) income:

	Three Months Ended April 30,
(in thousands)	2013	2012
Net (loss) income	$(541)	$62
Add back:
Stock-based compensation expense	245	241
Amortization of acquired intangible assets	88	97
Income tax effect (1)	(116)	(117)

Non-GAAP net (loss) income	$(324)	$283

Non-GAAP net (loss) income, per diluted share:

	Three Months Ended April 30,
	2013	2012
Net (loss) income	$(0.04)	$0.01
Add back:
Stock-based compensation expense	0.02	0.02
Amortization of acquired intangible assets	0.01	0.01
Income tax effect (1)	(0.01)	(0.01)

Non-GAAP net (loss) income, per diluted share (2)(3):	$(0.02)	$0.03

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

(2)	Share amounts utilized on a fully diluted basis were approximately 13.3 million and 10.5 million for the three months ended April 30, 2013 and 2012, respectively.

(3)	Due to rounding, totals may not equal the sum of line items in the table above.

Liquidity

Overview

Our primary sources of liquidity during the three months ended April 30, 2013 were cash and cash equivalents on hand and cash flows provided by operating activities. Our primary uses of cash during the three months ended April 30, 2013 were capital expenditures and repayments of our term loan and capital lease obligations. As of April 30, 2013, we had $47.9 million in cash and cash equivalents and $10.0 million of accessible borrowing availability under our line of credit, which subsequently expired on May 23, 2013.

On May 31, 2013 we repaid, with available cash on hand, all outstanding obligations under our loan and security agreement with Gold Hill Capital 2008, L.P. and Massachusetts Capital Resource Company. This included $6.9 million of remaining outstanding principal and accrued interest and $0.2 million of deferred origination fees that were accrued for in other long-term liabilities in the accompanying consolidated balance sheet. In addition, in accordance with the agreement terms, we incurred and paid a prepayment interest penalty of $0.3 million. We expect to recognize a loss from the extinguishment of this debt of approximately $0.8 million during the second quarter of fiscal year 2014, representing the prepayment interest penalty and the write-off of unamortized debt discount. As a result of this repayment, we expect to save cash interest of approximately $0.4 million for the remainder of fiscal year 2014, and $0.4 million and $0.2 million for fiscal years 2015 and 2016, respectively.

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

For the three months ended April 30, 2013, net cash provided by operating activities totaled $18.5 million, as compared to $8.4 million in the prior period, and was primarily the result of a $23.7 million decrease in accounts receivable associated with the timing of collections from certain large customers, partially offset by a $2.3 million decrease in accrued expenses, a $1.6 million decrease in deferred revenue and a $1.0 million decrease in accounts payable.

Net Cash Flows from Investing Activities

Net cash used for investing activities for the three months ended April 30, 2013 was $0.3 million, which was attributable to expenditures for purchases of property and equipment to support the growth in our business operations.

Net Cash Flows from Financing Activities

Net cash used for financing activities for the three months ended April 30, 2013 was $0.8 million, which consisted primarily of payments on our capital lease obligations of $0.5 million and payments on our long-term debt of $0.3 million. Net cash used for financing activities for the three months ended April 30, 2012 was $3.8 million, which consisted primarily of payments on our line of credit of $7.0 million, payments on our capital lease obligations of $0.1 million and payments on our long-term debt of $0.2 million, partially offset by proceeds from long-term debt borrowings of $3.5 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of either April 30, 2013 or January 31, 2013.

Capital Resources

Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new solutions and applications, the sales and marketing resources needed to further penetrate our market and gain acceptance of new solutions and applications we develop, the expansion of our operations in the United States and internationally and the response of competitors to our solutions and applications. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. Our practice has been to reinvest the undistributed earnings of our foreign subsidiaries in their local jurisdictions, and we currently do not intend to repatriate such earnings. As of April 30, 2013 and January 31, 2013, approximately $18.4 million and $3.5 million, respectively, of our cash is held in bank accounts outside the United States and may not be completely available to fund our domestic operations and obligations without paying taxes upon repatriation.

We expect to be able to meet the funding needs of our United States operations without repatriating undistributed earnings that have been reinvested in our international subsidiaries.

We believe our cash on hand and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

Seasonality

We have experienced and expect to continue to experience seasonal variations in the timing of customers’ purchases of our software products. Many customers make purchase decisions based on their budget cycles, which typically coincide with the calendar year, except in Japan, where our customer budget cycles typically begin on April 1. Because our software products are sold pursuant to annual subscription agreements and we recognize revenue from these subscriptions over the term of the agreement, downturns or upturns in invoices may not be immediately reflected in our operating results. However, these seasonal trends materially affect the timing of our cash flows, as we generally receive the annual license fee at the time the license term commences. As a result, our cash flows from operations are typically highest in the first quarter of each fiscal year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

As we conduct business in multiple international currencies throughout the world, our international operations generate and incur expenses that are denominated in foreign currencies. These amounts could be materially affected by currency fluctuations. Our principal exposures are to fluctuations in exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international operations maintain cash balances denominated in foreign currencies. To reduce the risk associated with translation of foreign cash balances into our reporting currency, we typically avoid maintaining excess cash balances in foreign currencies. To date, we have not hedged our exposure to changes in foreign currency exchange rates and, as a result, we could incur unanticipated translation gains and losses.

The Euro was approximately 1.9% weaker against the United States dollar on average, for the three months ended April 30, 2013, when compared with the three months ended April 30, 2012. The resulting net overall impact to revenue and operating expense was a decrease of approximately $0.1 million and $0.1 million, respectively, during the three months ended April 30, 2013.

The exchange rate impact of other currencies for the three months ended April 30, 2013, primarily driven by a weaker Japanese yen, was a decrease to revenue and operating expense of approximately $0.3 million and $0.1 million, respectively.

For the three months ended April 30, 2013, a 10% change in the exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won would have resulted in a $0.7 million change in revenue.

Interest Rate Sensitivity

Our outstanding long-term debt carries interest at a fixed rate. Our revolving bank line of credit bore interest at a floating rate. We had no outstanding borrowings under our revolving bank line of credit as of April 30, 2013 and January 31, 2013. As a result, we do not believe that we are exposed to material interest rate risk at this time. Interest income is sensitive to changes in the general level of United States and international interest rates. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash and short-term investments are relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

We do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Material Weakness in Internal Control over Financial Reporting and Status of Remediation Efforts.

As discussed in our Annual Report on Form 10K, our management has determined that we have the following material weaknesses in our internal control over financial reporting: (1) we do not have the appropriate resources and controls to properly account for taxes and (2) we do not have adequate oversight and controls related to our accounting for complex equity arrangements. These deficiencies constituted material weaknesses in our control environment as of April 30, 2013 and January 31, 2013, 2012 and 2011. We have concluded that these material weaknesses in our internal control over financial reporting are due to the fact that we do not have the appropriate resources with the appropriate level of experience and technical expertise to account for taxes and complex equity arrangements. In order to remediate these material weaknesses, we have taken and are taking the following actions:

•

we hired a Chief Accounting Officer at the end of the third quarter of fiscal year 2013 and an assistant corporate controller in February 2013 to augment our current staff and to improve the effectiveness of our financial statement close process, and we will continue to assess any additional staffing needs;

•	we have engaged an external tax advisor to augment our current staff and improve the effectiveness of our tax accounting process; and

•	we are continuing to formalize our accounting policies and internal controls documentation and strengthening supervisory reviews by our management.

Notwithstanding the material weaknesses described above, management has concluded that the condensed consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with United States generally accepted accounting principles.

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2013 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2013 because of the material weaknesses in internal controls over financial reporting discussed above.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K filed with the SEC on April 9, 2013 and other documents we file with the SEC. The risks and uncertainties described are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions including a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, natural disasters or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

From February 1, 2013 through April 30, 2013, we issued 25,881 shares of our common stock to employees at per share prices ranging from $0.65 to $6.50 pursuant to exercises of options granted under our stock option plans, resulting in aggregate cash consideration to us of $29,785.

The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act and Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

(b) Use of Proceeds

On July 3, 2012, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-176019), which was declared effective by the Securities and Exchange Commission on June 27, 2012. The underwriters for the offering were Stifel Nicolaus & Company, Incorporated, Robert W. Baird & Co. Incorporated, Canaccord Genuity Inc. and Needham & Company, LLC. We did not utilize any of the net proceeds of this offering in our business during the three months ended April  30, 2013.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-k, event date June 27, 2012, filed on July 3, 2012).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012).

10.1†	Second Amendment to OEM License Agreement dated as of February 1, 2013, by and between ThermoAnalytics, Inc. and Exa Corporation (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013).

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen A. Remondi, President and Chief Executive Officer of Exa Corporation.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Edmond L. Furlong, Chief Financial Officer of Exa Corporation.

32.1**	Section 1350 Certification, executed by Stephen A. Remondi, President and Chief Executive Officer of Exa Corporation.

32.2**	Section 1350 Certification, executed by Edmond L. Furlong, Chief Financial Officer of Exa Corporation.

101***	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of SEC Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

†	Portions of this exhibit were omitted subject to a pending request for confidential treatment under 24b-2 under the Securities Exchange Act of 1934, and in connection with that request, an unredacted copy of this exhibit was filed with the SEC.

EXA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXA CORPORATION (Registrant)

By:	/s/ Edmond L. Furlong
Edmond L. Furlong
Chief Financial Officer and Chief Operating Officer

Date: June 5, 2013