Form 10-Q
period 2013-07-31
EXA CORP
filed 2013-09-04
CIK 890264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

As of September 3, 2013, 13,338,323 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

EXA CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXA CORPORATION

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	July 31, 2013	January 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$32,958	$30,716
Accounts receivable	4,994	27,840
Deferred tax assets	1,461	970
Prepaid expenses and other current assets	1,627	1,938

Total current assets	41,040	61,464
Property and equipment, net	5,721	6,176
Intangible assets, net	2,921	3,096
Deferred tax assets	13,041	12,274
Other assets	1,113	1,060

Total assets	$63,836	$84,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$970	$1,743
Accrued expenses	5,003	7,284
Current portion of long-term debt, net of discount (1)	—	1,747
Current portion of deferred revenue	17,881	26,013
Current maturities of capital lease obligations	1,967	2,051

Total current liabilities	25,821	38,838
Long-term debt, net of current portion and discount (1)	—	5,024
Deferred revenue	44	128
Capital lease obligations	1,920	2,818
Other long-term liabilities	846	1,009
Deferred rent	1,130	1,482

Total liabilities	29,761	49,299

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 195,000,000 authorized; 13,370,743 and 13,319,715 shares issued, respectively; 13,338,241 and 13,287,213 shares outstanding, respectively	13	13
Additional paid-in capital	84,417	83,786
Accumulated deficit	(50,351)	(49,012)
Treasury stock (32,502 common shares, at cost)	0	0
Accumulated other comprehensive loss	(4)	(16)

Total stockholders’ equity	34,075	34,771

Total liabilities and stockholders’ equity	$63,836	$84,070

(1)	Includes amounts due to a related party, as follows:

	July 31, 2013	January 31, 2013
Current portion of long-term debt	$—	$274
Long-term debt, net of current portion	$—	$499

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Operations and Statements of Comprehensive (Loss) Income

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Revenue:
License revenue	$10,719	$10,215	$21,411	$20,228
Project revenue	1,985	1,618	3,781	2,899

Total revenues	12,704	11,833	25,192	23,127

Operating expenses:
Cost of revenues	3,833	3,112	7,504	6,335
Sales and marketing	2,179	1,709	4,296	3,309
Research and development	4,450	4,157	8,836	8,297
General and administrative	2,426	1,968	5,197	3,926

Total operating expenses	12,888	10,946	25,833	21,867

(Loss) income from operations	(184)	887	(641)	1,260

Other (expense) income, net:
Foreign exchange (loss) gain	(93)	326	(56)	326
Interest expense	(176)	(409)	(557)	(823)
Interest income	5	—	9	2
Loss on extinguishment of debt	(755)	—	(755)	—
Other income, net	3	445	5	511

Total other (expense) income, net	(1,016)	362	(1,354)	16

(Loss) income before income taxes	(1,200)	1,249	(1,995)	1,276
Benefit (provision) for income taxes	402	(367)	656	(332)

Net (loss) income	$(798)	$882	$(1,339)	$944

Net (loss) income per share:
Basic	$(0.06)	$0.20	$(0.10)	$0.37
Diluted	$(0.06)	$0.07	$(0.10)	$0.08

Weighted average shares outstanding used in computing net (loss) income per share:
Basic	13,318,443	4,518,279	13,307,456	2,529,796
Diluted	13,318,443	11,776,321	13,307,456	11,123,120

Comprehensive (loss) income:
Net (loss) income	$(798)	$882	$(1,339)	$944
Foreign currency translation adjustments	14	(25)	12	3

Comprehensive (loss) income	$(784)	$857	$(1,327)	$947

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended July 31,
	2013	2012
Cash flows provided by operating activities:
Net (loss) income	$(1,339)	$944
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,039	832
Stock-based compensation expense	496	475
Deferred rent expense	(283)	(94)
Non-cash interest	162	249
Loss on extinguishment of debt, non-cash portion	465	—
Mark-to-market adjustment of preferred stock warrant liability	—	(228)
Mark-to-market adjustment of equity participation right	—	(276)
Deferred income taxes	(1,258)	39
Net change in operating assets and liabilities:
Accounts receivable	22,978	15,195
Prepaid expenses and other current assets	280	(167)
Other assets	(53)	2,263
Accounts payable	(769)	(1,166)
Accrued expenses	(2,151)	(4,334)
Other liabilities	51	4
Deferred revenue	(8,169)	(12,091)

Net cash provided by operating activities	11,449	1,645

Cash flows used in investing activities:
Purchases of property and equipment	(598)	(226)

Net cash used in investing activities	(598)	(226)

Cash flows (used in) provided by financing activities:
Net decrease in line of credit	—	(7,000)
Proceeds from borrowings under long-term debt	—	3,500
Proceeds from stock option and warrant exercises	135	11
Payments of long-term debt	(7,365)	(504)
Payments of capital lease obligations	(1,025)	(410)
Proceeds from initial public offering, net of $4,174 issuance costs	—	34,641
Payment of previously accrued debt issuance costs	(213)	—

Net cash (used in) provided by financing activities	(8,468)	30,238

Effect of exchange rate changes on cash	(141)	126

Net increase in cash and cash equivalents	2,242	31,783
Cash and cash equivalents, beginning of period	30,716	11,468

Cash and cash equivalents, end of period	$32,958	$43,251

Supplemental cash flow disclosures:
Cash paid for interest	$462	$494
Cash paid for income taxes	$266	$566

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment through capital leases	$43	$146
Conversion of preferred stock into common stock	—	32,685
Conversion of preferred stock warrants into common stock warrants	$—	$1,324

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

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

The Company periodically reviews the estimated useful lives of property and equipment. Changes to the estimated useful lives are recorded prospectively from the date of the change. During the first quarter of fiscal year 2014, the Company reevaluated its network assets, consisting primarily of server equipment utilized in its data centers, and determined that the expected average useful life of those assets had increased from three to five years. The net book value of server assets placed in service as of February 1, 2013 was approximately $2,755. This change resulted in decreased depreciation expense on these assets by approximately $118, or $0.01 per share, and $238, or $0.02 per share, on an after-tax basis, for the three and six months ended July 31, 2013, respectively.

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

EXA CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

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

3. Computation of Net (Loss) Income Per Share

Net (loss) income per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the impact of the Company’s outstanding potential common shares, such as shares issuable upon exercise of in-the-money stock options or warrants or upon conversion of convertible preferred stock, when dilutive. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net (loss) income per common share. The impact of the accretion of unpaid and undeclared dividends has not been reflected in the weighted average shares used to compute diluted net (loss) income per share as the convertible preferred stock was not entitled to receive undeclared dividends upon such conversion.

The following summarizes the calculation of basic and diluted net (loss) income per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Numerator:
Net (loss) income	$(798)	$882	$(1,339)	$944

Denominator:
Weighted average common shares, basic	13,318,443	4,518,279	13,307,456	2,529,796
Dilutive effect of:
Options to purchase common and preferred stock	—	1,356,551	—	1,354,115
Warrants to purchase common stock	—	60,729	—	72,601
Convertible preferred stock	—	5,840,762	—	7,166,608

Weighted average common shares, diluted	13,318,443	11,776,321	13,307,456	11,123,120

Basic net (loss) income per share	$(0.06)	$0.20	$(0.10)	$0.37

Diluted net (loss) income per share	$(0.06)	$0.07	$(0.10)	$0.08

The table above reflects options for preferred stock on an as converted to common stock basis.

The following equity instruments have been excluded from diluted net (loss) income per common share as they would be anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Options and warrants to purchase common and preferred stock	2,294,869	569,724	2,305,421	622,155

EXA CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands except per share amounts)

4. Property and Equipment, net

Property and equipment, net consists of the following as of July 31, 2013 and January 31, 2013:

	July 31, 2013	January 31, 2013
Computer software and equipment	$16,079	$15,718
Office equipment and furniture	370	371
Leasehold improvements	2,635	2,732

Total property and equipment	19,084	18,821
Less: accumulated depreciation	(13,363)	(12,645)

Property and equipment, net	$5,721	$6,176

For the three and six months ended July 31, 2013, depreciation expense was $456 and $864, respectively. For the three and six months ended July 31, 2012, depreciation expense was $326 and $638, respectively. Included in computer software and equipment and office equipment and furniture is equipment held pursuant to capital leases with costs of $14,457 and $14,450 and accumulated amortization of $10,325 and $9,752 as of July 31, 2013 and January 31, 2013, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	July 31, 2013	January 31, 2013
Accrued payroll	$1,558	$1,457
Sales and withholding taxes	497	2,595
Accrued commissions and bonuses	736	1,543
Accrued income taxes payable	394	73
Deferred rent, current portion	590	523
Legal and professional	343	451
Other accrued expenses	885	642

Total accrued expenses	$5,003	$7,284

6. Deferred Rent

In connection with its corporate headquarters lease entered into in July 2008, the Company received a tenant improvement allowance of $1,958 from the landlord. This lease incentive was recorded as leasehold improvements and deferred rent and is being amortized as part of rent expense on a straight-line basis over the life of the lease. The Company’s subsidiary Euroxa S.a.r.l. entered into a new office lease in Paris, France in May 2012 with a landlord incentive totaling $148, equivalent to four months free rent, which is also being amortized as rent expense on a straight line basis over the life of the lease. In addition, the Company’s facility leases typically contain other than straight-line payment features. The difference between the straight-line rent expense of the lease and the cash payments is recorded as deferred rent. Deferred rent at July 31, 2013 and January 31, 2013 is as follows:

	July 31, 2013	January 31, 2013
Leasehold improvements, less incentive	$704	$836
Non-cash rent expense	1,016	1,169

Total deferred rent	1,720	2,005
Less: current portion included in accrued expenses	(590)	(523)

Deferred rent, net of current portion	$1,130	$1,482

EXA CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands except per share amounts)

7. Fair Value Measurements

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, capital lease obligations and debt. As of July 31, 2013 and January 31, 2013, the carrying amounts of these instruments approximate their fair values. The estimated fair values have been determined from information obtained from market sources and management estimates.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of July 31, 2013:

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$15,005	$15,005	$—	$—
Other assets – certificate of deposit	$525	$525	$—	$—

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

The following table reflects the carrying value of intangible assets as of July 31, 2013:

	July 31, 2013
	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(584)	$2,921
Access to facilities contract	38	(38)	—

Total	$3,543	$(622)	$2,921

EXA CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands except per share amounts)

The following table reflects the carrying value of intangible assets as of January 31, 2013:

	January 31, 2013
	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(409)	$3,096
Access to facilities contract	38	(38)	—

Total	$3,543	$(447)	$3,096

For the three and six months ended July 31, 2013, amortization expense of intangible assets was $87 and $175, respectively. For the three and six months ended July 31, 2012, amortization expense of intangible assets was $97 and $194, respectively.

9. Debt

Long-term Debt

On May 31, 2013 the Company repaid, with available cash on hand, all outstanding obligations under its Loan and Security Agreement dated January 28, 2011 with Gold Hill Capital 2008, L.P. and Massachusetts Capital Resource Company. The repayment amount included $6,852 of outstanding principal, $60 of accrued interest and $213 of deferred origination fees that were accrued for in other long-term liabilities in the accompanying consolidated balance sheet. In addition, in accordance with the terms of the agreement, the Company paid a prepayment interest penalty of $290, representing 3% of the amount advanced to the Company under the agreement in January 2011 and 4% of the amount advanced to the Company under the agreement in March 2012. The Company recognized a loss from the extinguishment of this debt of $755 during the second quarter of fiscal year 2014, representing the prepayment interest penalty and the write-off of unamortized debt discount. As a result of this repayment, the Company expects to save cash interest which would otherwise have been incurred under the agreement of approximately $429 for the remainder of fiscal year 2014, and $428, $170 and $31 for fiscal years 2015, 2016 and 2017, respectively.

Line of Credit

In May 2010, the Company secured a $10,000 line of credit agreement with a bank bearing interest at the bank’s prime rate plus 1.50% on existing accounts receivable and 2.5% on certain forecasted renewal invoices, expiring one year from closing. On May 23, 2013, the line of credit expired in accordance with its terms.

Total interest expense, including interest under the Company’s capital lease obligations, was $176 and $557 for the three and six months ended July 31, 2013 and $409 and $823 for the three and six months ended July 31, 2012, respectively. Included in interest expense was interest paid to related parties of $6 and $26 for the three and six months ended July 31, 2013, respectively, and $25 and $51 for the three and six months ended July 31, 2012, respectively. There were no amounts outstanding under the line of credit agreement as of the expiration date of the line of credit or as of January 31, 2013.

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

EXA CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

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

Based on historical experience and information known as of July 31, 2013 and January 31, 2013, the Company has not recorded any liabilities for the above guarantees and indemnities.

11. Stock Based Compensation

The fair value of common stock options for employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Six Months Ended July 31,
	2013	2012
Estimated dividend yield	0%	0%
Expected stock price volatility	50.5%	52.6%
Weighted-average risk-free interest rate	1.4%	2.0%
Expected life of options (in years)	6.25	6.25

The weighted average grant date fair value per share for stock options granted in the three and six months ended July 31, 2013 was $4.51 and $4.63, respectively.

Total stock-based compensation expense related to stock options issued by the Company is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Cost of revenues	$33	$27	$64	$54
Sales and marketing	52	48	102	94
Research and development	77	76	154	157
General and administrative	89	83	176	170

Total	$251	$234	$496	$475

The total unrecognized compensation cost related to outstanding stock options is $2,000 at July 31, 2013. This amount is expected to be recognized over a weighted-average period of 2.84 years.

12. Income Taxes

For the three and six months ended July 31, 2013, the Company’s income tax benefit was $402 and $656, respectively, and the Company’s effective tax rate, including discrete items, was 33.5% and 32.9%, respectively, for the same periods. In the three and six months ended July 31, 2012, the Company’s income tax provision was $367 and $332, respectively, and the Company’s effective tax rate, including discrete items, was 29.4% and 26.0%, respectively, for the same periods. For the three and six months ended July 31, 2013, the effective income tax rate differed from the federal statutory rate mainly due to nondeductible compensation offset by the tax benefit of federal and state research and development credits. The effective tax rate for the three and six months ended July 31, 2012 does not include a benefit for federal research and development credits, as the credit was not extended until the fourth quarter of fiscal year 2013. For the three and six months ended July 31, 2013 and 2012, the effective income tax rate was impacted discretely by foreign exchange gains and losses, loss on extinguishment of debt, and for 2012 only, mark-to-market adjustments on the Company’s former warrants and former equity participation right, for which there was no tax provision.

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

EXA CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands except per share amounts)

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset its taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. The Company’s management has determined as of July 31, 2013, that it had not experienced an ownership change for purposes of Section 382. However, future transactions in the Company’s common stock, either alone or in combination with the Company’s initial public offering, could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset the Company’s taxable income, if any. Any such limitation, whether as the result of sales of common stock by the Company’s existing stockholders or sales of common stock by the Company, could have a material adverse effect on the Company’s results of operations in future years.

13. Geographic Information

Revenue is attributed to individual countries based upon location of the external customer. Revenue by geographic area is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
United States	$2,799	$2,635	$5,489	$5,070
Japan	1,803	2,396	3,828	4,785
Germany	2,443	2,029	4,658	3,903
France	2,196	1,755	4,440	3,583
Korea	1,201	970	2,287	1,940
United Kingdom	1,175	935	2,264	1,857
Sweden	579	511	1,227	1,059
Other	508	602	999	930

Total	$12,704	$11,833	$25,192	$23,127

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid.

Net long-lived assets by principal geographic areas were as follows:

	July 31, 2013	January 31, 2013
United States	$4,317	$4,678
Japan	261	204
Germany	131	144
France	931	1,068
Other	81	82

Total property and equipment, net	$5,721	$6,176

14. Subsequent Event

On August 28, 2013, the Company’s stockholders approved, and the Company effected, an amendment to the Company’s amended and restated certificate of incorporation that reduced the number of authorized shares of common stock from 195,000,000 to 30,000,000. The primary reason for the share reduction was to reduce the amount of the Company’s annual franchise tax in the State of Delaware. Each year, the Company is required to make franchise tax payments to the State of Delaware in an amount determined, in part, by the total number of shares of stock the Company is authorized to issue. Based on the Company’s previous capital structure and current Delaware tax rates, the Company’s annual Delaware state franchise tax was $180. Because of the authorized share reduction, the Company estimates, based on its current asset level, that the annual Delaware state franchise tax would be reduced by over $100. Under Delaware law, however, if an amendment changing the number of shares of authorized stock becomes effective during the year, the amount of franchise tax for that year will be calculated on a prorated basis, based on the date of passage of that amendment. Accordingly, the Company expects that the actual reduction in the Delaware state franchise tax payable with respect to fiscal year 2014 will be approximately $46.

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

We were founded in 1991 and had 249 employees worldwide at July 31, 2013. Our corporate headquarters, including our principal administrative, marketing, technical support, research and product development facilities, are located in Burlington, Massachusetts.

Results of Operations for the Three Months Ended July 31, 2013 and 2012

The following tables set forth, for the periods presented, data from our consolidated statements of operation, as well as that data as a percentage of revenues.

	Three Months Ended July 31,
(in thousands)	2013	2012
Revenue:
License revenue	$10,719	$10,215
Project revenue	1,985	1,618

Total revenues	12,704	11,833

Operating expenses: (1)
Cost of revenues	3,833	3,112
Sales and marketing	2,179	1,709
Research and development	4,450	4,157
General and administrative	2,426	1,968

Total operating expenses	12,888	10,946

(Loss) income from operations	(184)	887

Other (expense) income, net:
Foreign exchange (loss) gain	(93)	326
Interest expense	(176)	(409)
Interest income	5	—
Loss on extinguishment of debt	(755)	—
Other income, net	3	445

Total other (expense) income, net	(1,016)	362

(Loss) income before income taxes	(1,200)	1,249
Benefit (provision) for income taxes	402	(367)

Net (loss) income	$(798)	$882

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended July 31,
(in thousands)	2013	2012
Cost of revenues	$33	$27
Sales and marketing	52	48
Research and development	77	76
General and administrative	89	83

Total stock-based compensation expense	$251	$234

	Three Months Ended July 31,
(as a percent of total revenue)	2013	2012
Revenue:
License revenue	84.4%	86.3%
Project revenue	15.6%	13.7%

Total revenues	100.0%	100.0%

Operating expenses:
Cost of revenues	30.2%	26.3%
Sales and marketing	17.2%	14.4%
Research and development	35.0%	35.1%
General and administrative	19.1%	16.6%

Total operating expenses	101.4%	92.5%

(Loss) income from operations	(1.4)%	7.5%

Other (expense) income, net:
Foreign exchange (loss) gain	(0.7)%	2.8%
Interest expense	(1.4)%	(3.5)%
Interest income	0.0%	0.0%
Loss on extinguishment of debt	(5.9)%	0.0%
Other income, net	0.0%	3.8%

Total other (expense) income, net	(8.0)%	3.1%

(Loss) income before income taxes	(9.4)%	10.6%
Benefit (provision) for income taxes	3.2%	(3.1)%

Net (loss) income	(6.3)%	7.5%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of Three Months Ended July 31, 2013 and 2012

Revenue

	Three Months Ended July 31,
(in thousands, except percentages)	2013	2012	Increase	% Change
License revenue	$10,719	$10,215	$504	4.9%
Project revenue	1,985	1,618	367	22.7

Total revenues	$12,704	$11,833	$871	7.4%

License revenue increased 4.9%, from $10.2 million for the three months ended July 31, 2012 to $10.7 million for the three months ended July 31, 2013. The $0.5 million increase was driven almost entirely by increased consumption of simulation capacity by existing customers. Project revenue increased $0.4 million during the three months ended July 31, 2013 compared to the three months ended July 31, 2012 due to expanded sales and engineering efforts and greater activity with existing customers.

Foreign exchange fluctuations, particularly the weakness of the Japanese yen, negatively impacted total revenue in the three months ended July 31, 2013 by $0.3 million as compared to the three months ended July 31, 2012. On a constant currency basis, our total revenues in the three months ended July 31, 2013 increased 9.8%, compared with the three months ended July 31, 2012.

Cost of revenue

	Three Months Ended July 31,
(in thousands, except percentages)	2013	2012	Increase	% Change
Cost of revenue	$3,833	$3,112	$721	23.2%

Cost of revenue for the three months ended July 31, 2013 was $3.8 million, an increase of $0.7 million, or 23.2%, compared with $3.1 million during the three months ended July 31, 2012. As a percentage of revenues, cost of revenues increased to 30.2% for the three months ended July 31, 2013 compared to 26.3% for the three months ended July 31, 2012. Increased payroll and employee related costs, including travel, accounted for approximately $0.4 million of the increase, primarily as a result of the net addition of 16 new application engineers and merit-based compensation increases for existing personnel. In addition, capacity expansions at our New Jersey data center and our opening of a new data center in France, together resulted in increased facility costs of $0.3 million, including hosting fees, rent, utilities and depreciation.

Sales and marketing

	Three Months Ended July 31,
(in thousands, except percentages)	2013	2012	Increase	% Change
Sales and marketing	$2,179	$1,709	$470	27.5%

Sales and marketing expenses for the three months ended July 31, 2013 were $2.2 million, an increase of $0.5 million, or 27.5% compared to $1.7 million for the three months ended July 31, 2012. As a percentage of revenues, sales and marketing expenses increased to 17.2% for the three months ended July 31, 2013 compared to 14.4% for the three months ended July 31, 2012. Increased non-commission payroll and employee related costs accounted for approximately $0.2 million of the increase, primarily due to the net addition of 2 new sales people, merit-based compensation increases for existing personnel and increased travel due to expanded sales efforts. Commission expense increased by approximately $0.1 million, primarily due to an increase in invoicing levels during the current quarter as compared to the prior fiscal year quarter. The balance of the increase is primarily attributed to expanded facility space in France, a sales and marketing seminar that occurred in June 2013 and the addition of consultants to expand our sales efforts in targeted areas.

Research and development

	Three Months Ended July 31,
(in thousands, except percentages)	2013	2012	Increase	% Change
Research and development	$4,450	$4,157	$293	7.0%

Research and development expenses for the three months ended July 31, 2013 were $4.5 million, an increase of $0.3 million, or 7.0%, compared to $4.2 million for the three months ended July 31, 2012. As a percentage of revenues, research and development expense remained flat at approximately 35%. Increased payroll and employee related costs, including travel, accounted for approximately $0.2 million of the increase, primarily as a result of the net addition of 8 new scientists and software engineers and merit-based compensation increases for existing personnel. In addition, capacity expansions at our New Jersey data center and our opening of a new data center in France, together resulted in increased facility costs of $0.1 million, including hosting fees, rent, utilities and depreciation.

General and administrative

	Three Months Ended July 31,
(in thousands, except percentages)	2013	2012	Increase	% Change
General and administrative	$2,426	$1,968	$458	23.3%

General and administrative expenses for the three months ended July 31, 2013 were $2.4 million, an increase of $0.5 million, or 23.3%, compared to $2.0 million for the three months ended July 31, 2012. As a percentage of revenues, general and administrative expenses increased to 19.1% for the three months ended July 31, 2013, compared to 16.6% for the three months ended July 31, 2012. Increased payroll and employee related costs, including travel-related expenses, accounted for approximately $0.1 million of the increase, primarily as a result of the net addition of 2 new employees (including our chief accounting officer at the end of the third quarter of fiscal year 2013) and merit-based compensation increases for existing personnel. In addition, approximately $0.1 million of the increase relates to professional costs associated with being a public company, including increased audit and legal fees, filings fees and insurance premiums. Lastly, in the three months ended July 31, 2012, we released a $0.3 million sales tax reserve after a state-by-state customer review determined that the reserve was no longer required, resulting in a positive impact that did not recur in the corresponding period in fiscal year 2014.

Other (expense) income, net

	Three Months Ended July 31,
(in thousands, except percentages)	2013	2012	Change	% Change
Other (expense) income, net	$(1,016)	$362	$(1,378)	(380.7)%

For the three months ended July 31, 2013, other expense, net was $1,016, as compared to other income, net of $362 for the three months ended July 31, 2012. Other expense, net for the three-months ended July 31, 2013 primarily consisted of a $0.8 million loss from the extinguishment of debt related to the repayment of all outstanding obligations under our loan and security agreement in May 2013 and interest expense of $0.2 million. Other income, net for the three months ended July 31, 2012 primarily consisted of $0.3 million in foreign exchange gains and $0.4 million in gains related to the valuation of our former preferred stock warrant liability and a former equity participation right, partially offset by interest expense of $0.4 million. As a result of the May 2013 debt repayment, we expect to save cash interest of approximately $0.4 million for the remainder of fiscal year 2014.

Benefit (provision) for income taxes

	Three Months Ended July 31,
(in thousands, except percentages)	2013	2012	Change	% Change
Benefit (provision) for income taxes	$402	$(367)	$769	209.5%

Income taxes changed from a $0.4 million provision in the three months ended July 31, 2012 to a benefit of $0.4 million in the three months ended July 31, 2013, and our effective tax rate changed from 29.4% to 33.5% for the same periods. For the three months ended July 31, 2013, the effective income tax rate differed from the federal statutory rate mainly due to nondeductible compensation offset by the tax benefit of federal and state research and development credits. The effective tax rate for the three months ended July 31, 2012 does not include a benefit for federal research and development credits, as the credit was not extended until the fourth quarter of fiscal year 2013. For the three months ended July 31, 2013 and 2012, the effective income tax rate was impacted discretely by foreign exchange gains and losses, loss on extinguishment of debt, and for 2012 only, mark-to-market adjustments on our former warrants and equity participation right, for which there was no tax provision.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that we may utilize annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in our ownership of more than 50% within a three-year period. Our management has determined as of July 31, 2013, we had not experienced an ownership change for purposes of Section 382. However, future transactions in our common stock, either alone or in combination with our initial public offering, could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income, if any. Any such limitation, whether as the result of sales of common stock by us or by our existing stockholders could have a material adverse effect on our results of operations in future years.

Results of Operations for the Six Months Ended July 31, 2013 and 2012

The following table sets forth, for the periods indicated, our results of operations:

	Six Months Ended July 31,
(in thousands)	2013	2012
Revenue:
License revenue	$21,411	$20,228
Project revenue	3,781	2,899

Total revenues	25,192	23,127

Operating expenses: (1)
Cost of revenues	7,504	6,335
Sales and marketing	4,296	3,309
Research and development	8,836	8,297
General and administrative	5,197	3,926

Total operating expenses	25,833	21,867

(Loss) income from operations	(641)	1,260

Other (expense) income, net:
Foreign exchange (loss) gain	(56)	326
Interest expense	(557)	(823)
Interest income	9	2
Loss on extinguishment of debt	(755)	—
Other income, net	5	511

Total other (expense) income, net	(1,354)	16

(Loss) income before income taxes	(1,995)	1,276
Benefit (provision) for income taxes	656	(332)

Net (loss) income	$(1,339)	$944

(1)	Amounts include stock-based compensation expense as follows:

	Six Months Ended July 31,
(in thousands)	2013	2012
Cost of revenues	$64	$54
Sales and marketing	102	94
Research and development	154	157
General and administrative	176	170

Total stock-based compensation expense	$496	$475

	Six Months Ended July 31,
(as a percent of total revenue)	2013	2012
Revenue:
License revenue	85.0%	87.5%
Project revenue	15.0%	12.5%

Total revenues	100.0%	100.0%

Operating expenses:
Cost of revenues	29.8%	27.4%
Sales and marketing	17.1%	14.3%
Research and development	35.1%	35.9%
General and administrative	20.6%	17.0%

Total operating expenses	102.5%	94.6%

(Loss) income from operations	(2.5)%	5.4%

Other (expense) income, net:
Foreign exchange (loss) gain	(0.2)%	1.4%
Interest expense	(2.2)%	(3.6)%
Interest income	0.0%	0.0%
Loss on extinguishment of debt	(3.0)%	0.0%
Other income, net	0.0%	2.2%

Total other (expense) income, net	(5.4)%	0.1%

(Loss) income before income taxes	(7.9)%	5.5%
Benefit (provision) for income taxes	2.6%	(1.4)%

Net (loss) income	(5.3)%	4.1%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of Six Months Ended July 31, 2013 and 2012

Revenues

	Six Months Ended July 31,
(in thousands, except percentages)	2013	2012	Increase	% Change
License revenue	$21,411	$20,228	$1,183	5.8%
Project revenue	3,781	2,899	882	30.4

Total revenues	$25,192	$23,127	$2,065	8.9%

License revenue increased 5.8%, from $20.2 million for the six months ended July 31, 2012 to $21.4 million for the six months ended July 31, 2013. The $1.2 million increase was driven almost entirely by increased consumption of simulation capacity by existing customers. Project revenue increased $0.9 million during the six months ended July 31, 2013 compared to the six months ended July 31, 2012 due to expanded sales and engineering efforts and greater activity with existing customers.

Foreign exchange fluctuations, particularly the weakness of the Japanese yen, negatively impacted total revenue in the six months ended July 31, 2013 by $0.7 million as compared to the three months ended July 31, 2012. On a constant currency basis, our total revenues in the six months ended July 31, 2013 increased 12.0%, compared with the six months ended July 31, 2012.

Cost of Revenues

	Six Months Ended July 31,
(in thousands, except percentages)	2013	2012	Increase	% Change
Cost of revenues	$7,504	$6,335	$1,169	18.5%

Cost of revenues for the six months ended July 31, 2013 was $7.5 million, an increase of $1.2 million, or 18.5%, over cost of revenues of $6.3 million for the six months ended July 31, 2012. As a percentage of revenues, cost of revenues increased to 29.8% for the six months ended July 31, 2013 from 27.4% from the six months ended July 31, 2012. Increased payroll and employee related costs, including travel, accounted for approximately $0.8 million of the increase, primarily as a result of the net addition of 16 new application engineers and merit-based compensation increases for existing personnel. In addition, capacity expansions at our New Jersey data center and our opening of a new data center in France, together resulted in increased facility costs of $0.4 million, including hosting fees, rent, utilities and depreciation.

Sales and Marketing Expenses

	Six Months Ended July 31,
(in thousands, except percentages)	2013	2012	Increase	% Change
Sales and marketing	$4,296	$3,309	$987	29.8%

Sales and marketing expenses for the six months ended July 31, 2013 were $4.3 million, an increase of $1.0 million, or 29.8%, over sales and marketing expenses of $3.3 million for the six months ended July 31, 2012. As a percentage of revenues, sales and marketing expenses increased to 17.1% for the six months ended July 31, 2013 from 14.3% for the six months ended July 31, 2012. Increased non-commission payroll and employee related costs accounted for approximately $0.4 million of the increase, primarily due to the net addition of 2 new sales people, merit-based compensation increases for existing personnel and increased payroll taxes associated with the increased payroll and commission expense levels. Commission expense increased by approximately $0.4 million, primarily due to revisions in our commission policies during fiscal year 2013 and due to an increase in invoicing levels during the six months ended July 31, 2013 as compared to the prior fiscal year period. The balance of the increase is primarily attributed to expanded facility space in France, a sales and marketing seminar that occurred in June 2013 and the addition of consultants to expand our sales efforts in targeted areas.

Research and Development Expenses

	Six Months Ended July 31,
(in thousands, except percentages)	2013	2012	Increase	% Change
Research and development	$8,836	$8,297	$539	6.5%

Research and development expenses for the six months ended July 31, 2013 were $8.8 million, an increase of $0.5 million, or 6.5%, over research and development expenses of $8.3 million for the six months ended July 31, 2012. As a percentage of revenues, research and development expense decreased to 35.1% for the six months ended July 31, 2013 from 35.9% for the six months ended July 31, 2012. Increased payroll and employee related costs, including travel-related expenses, accounted for approximately $0.5 million of the increase, primarily as a result of the net addition of 8 new scientists and software engineers and merit-based compensation increases for existing personnel. In addition, capacity expansions at our New Jersey data center and our opening of a new data center in France, together resulted in increased facility costs of $0.2 million, including hosting fees, rent, utilities and depreciation. These increases were partially offset by approximately $0.1 million of reduced expenditures for consulting professionals and academic sponsorship costs.

General and Administrative Expenses

	Six Months Ended July 31,
(in thousands, except percentages)	2013	2012	Increase	% Change
General and administrative	$5,197	$3,926	$1,271	32.4%

General and administrative expenses for the six months ended July 31, 2013 were $5.2 million, an increase of $1.3 million, or 32.4%, over general and administrative expenses of $3.9 million for the six months July 31, 2012. As a percentage of revenues, general and administrative expenses increased to 20.6% for the six months ended July 31, 2013, from 17.0% for the six months ended July 31, 2012. Approximately $0.8 million of the increase is primarily attributed to increased professional costs associated with being a public company after our initial public offering, which occurred on July 3, 2012, including increased audit, tax and legal fees, investor relations fees, filing fees, insurance premiums and franchise taxes. Approximately $0.3 million of these cost increases are not expected to reoccur in future periods. Increased payroll and employee related costs, including travel, accounted for approximately $0.1 million of the increase, primarily as a result of the net addition of 2 new employees (including our chief accounting officer at the end of the third quarter of fiscal year 2013) and merit-based compensation increases for existing personnel. Lastly, in the prior year fiscal period, we released a $0.3 million sales tax reserve after a state-by-state customer review determined that the reserve was no longer required, resulting in a positive impact that did not recur in the corresponding period in fiscal year 2014.

Other (expense) income, net

	Six Months Ended July 31,
(in thousands, except percentages)	2013	2012	Change	% Change
Other (expense) income, net	$(1,354)	$16	$1,370	8562.5%

For the six months ended July 31, 2013, other expense, net was $1,354, as compared to other income, net of $16 for the six months ended July 31, 2012. Other expense, net for the six months ended July 31, 2013 primarily consists of a $0.8 million loss from the extinguishment of debt related to the repayment of all outstanding obligations under our loan and security agreement in May 2013, interest expense of $0.6 million and $0.1 million in foreign exchange losses. Other income, net for the six months ended July 31, 2012 primarily consists of $0.3 million in foreign exchange gains and $0.5 million in gains related to the valuation of our former preferred stock warrant liability and a former equity participation right, offset by interest expense of $0.8 million. As a result of the May 2013 debt repayment, we expect to save cash interest of approximately $0.4 million for the remainder of fiscal year 2014.

Benefit (provision) for income taxes

	Six Months Ended July 31,
(in thousands, except percentages)	2013	2012	Change	% Change
Benefit (provision) for income taxes	$656	$(332)	$988	297.6%

Income taxes changed from a $0.3 million provision in the six months ended July 31, 2012 to a benefit of $0.7 million in the six months ended July 31, 2013, and our effective tax rate changed from 26.0% to 32.9% for the same periods. For the six months ended July 31, 2013, the effective income tax rate differed from the federal statutory rate mainly due to nondeductible compensation offset by the tax benefit of federal and state research and development credits. The effective tax rate for the six months ended July 31, 2012 does not include a benefit for federal research and development credits, as the credit was not extended until the fourth quarter of fiscal year 2013. For the six months ended July 31, 2013 and 2012, the effective income tax rate was impacted discretely by foreign exchange gains and losses, loss on extinguishment of debt, and for 2012 only, mark-to-market adjustments on our former warrants and equity participation right, for which there was no tax provision.

We do not expect that our unrecognized tax benefit will change significantly within the next twelve months. We and our subsidiaries file United States federal income tax returns and tax returns in various state and foreign jurisdictions. With limited exceptions, we are no longer subject to federal, state, local or foreign examinations for years prior to January 31, 2009. However, carryforward attributes that were generated prior to January 31, 2010 may still be adjusted upon examination by state and local tax authorities if they either have been or will be used in a future period.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that we may utilize annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in our ownership of more than 50% within a three-year period. Our management has determined as of July 31, 2013, we had not experienced an ownership change for purposes of Section 382. However, future transactions in our common stock, either alone or in combination with our initial public offering, could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income, if any. Any such limitation, whether as the result of sales of common stock by us or by existing stockholders could have a material adverse effect on our results of operations in future years.

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

Revenue on a constant currency basis. Our international operations generate and incur expenses that are denominated in foreign currencies, and changes in currency exchange rates can materially affect our consolidated results of operations. Our principal exposures are to fluctuations in exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won. To provide investors with information concerning underlying trends in our business, we disclose revenue on a constant currency basis, which we define as GAAP revenue, adjusted to reverse the impact of changes in the exchange rates of the principal currencies in which our international operations generated revenue and incurred expenses. We calculate revenue on a constant currency basis by converting revenue that was generated in the currencies specified above during the three and six months ended July 31, 2013 to United States Dollars at assumed exchange rates equal to the exchange rates in effect for such currencies during the corresponding period of the previous fiscal year, rather than the exchange rates actually in effect during the current fiscal year.

Adjusted EBITDA. We define Adjusted EBITDA as EBITDA, excluding non-cash, stock-based compensation expense. We define EBITDA as net income, excluding depreciation and amortization, interest expense, loss on extinguishment of debt, other income (expense), foreign exchange gain (loss) and provision for income taxes. The GAAP measure most comparable to Adjusted EBITDA is net income.

Non-GAAP operating income. We define non-GAAP operating income as GAAP operating income excluding non-cash, stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP operating income is operating income.

Non-GAAP net income. We define non-GAAP net income as GAAP net income excluding the after tax impact of non-cash, stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP net income is net income.

Non-GAAP net income per diluted share. We define non-GAAP net income per diluted share as GAAP net income per diluted share excluding the after tax impact of non-cash, stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP net income per diluted share is net income per diluted share.

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

Adjusted EBITDA:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2013	2012	2013	2012
Net (loss) income	$(798)	$882	$(1,339)	$944
Add back:
Depreciation and amortization	543	423	1,039	832
Interest expense, net	171	409	548	821
Loss on extinguishment of debt	755	—	755	—
Other income, net	(3)	(445)	(5)	(511)
Foreign exchange gain (loss)	93	(326)	56	(326)
(Benefit) provision for income taxes	(402)	367	(656)	332

EBITDA	359	1,310	398	2,092
Stock-based compensation expense	251	234	496	475

Adjusted EBITDA	$610	$1,544	$894	$2,567

Non-GAAP operating income:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2013	2012	2013	2012
Operating (loss) income	$(184)	$887	$(641)	$1,260
Add back:
Stock-based compensation expense	251	234	496	475
Amortization of acquired intangible assets	87	97	175	194

Non-GAAP operating income	$154	$1,218	$30	$1,929

Non-GAAP net (loss) income:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2013	2012	2013	2012
Net (loss) income	$(798)	$882	$(1,339)	$944
Add back:
Stock-based compensation expense	251	234	496	475
Amortization of acquired intangible assets	87	97	175	194
Income tax effect (1)	(117)	(115)	(233)	(232)

Non-GAAP net (loss) income	$(577)	$1,098	$(901)	$1,381

Non-GAAP net (loss) income, per diluted share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net (loss) income, per diluted share (2)	$(0.06)	$0.07	$(0.10)	$0.08
Add back:
Stock-based compensation expense	0.02	0.02	0.04	0.04
Amortization of acquired intangible assets	0.01	0.01	0.01	0.02
Income tax effect (1)	(0.01)	(0.01)	(0.02)	(0.02)

Non-GAAP net (loss) income, per diluted share (2)(3):	$(0.04)	$0.09	$(0.07)	$0.12

(1)	The tax effect of non-cash stock based compensation expense and non-cash amortization of acquired intangibles is estimated using a blended rate equivalent to our annual estimated United States federal tax rate and our state tax rate, exclusive of our net federal benefit. This rate is based on our estimated annual GAAP income tax rate forecast. Our estimated tax rate on non-GAAP income is determined annually and may be adjusted during the year to take into account events or trends that we believe materially impact the estimated annual rate including, but not limited to, significant changes resulting from tax legislation, material changes in the geographic mix of revenues and expenses and other significant events. Due to the differences in the tax treatment of items excluded from non-GAAP earnings, as well as the methodology applied to our estimated annual tax rates as described above, our estimated tax rate on non-GAAP income may differ from our GAAP tax rate and from our actual tax liabilities.

(2)	Share amounts utilized on a fully diluted basis were approximately 13.3 million for both the three and six months ended July 31, 2013. Share amounts utilized on a fully diluted basis were approximately 11.8 million and 11.1 million for the three and six months ended July 31, 2012, respectively.

(3)	Due to rounding, totals may not equal the sum of line items in the table above.

Liquidity

Overview

Our primary sources of liquidity during the six months ended July 31, 2013 were cash and cash equivalents on hand and cash flows provided by operating activities. Our primary uses of cash during the six months ended July 31, 2013 were capital expenditures and repayments of our term loan and capital lease obligations. As of July 31, 2013, we had $33.0 million in cash and cash equivalents. Our $10.0 million line of credit expired on May 23, 2013.

On May 31, 2013 we repaid, with available cash on hand, all outstanding obligations under our Loan and Security Agreement dated January 28, 2011 with Gold Hill Capital 2008, L.P. and Massachusetts Capital Resource Company. The repayment amount included $6,852 of remaining outstanding principal, $60 of accrued interest and $213 of deferred origination fees that were accrued for in other long-term liabilities. In addition, in accordance with the agreement terms, we incurred and paid a prepayment interest penalty of $290, representing 3% of the amount advanced to us under the agreement in January 2011 and 4% of the amount advanced to us under the agreement in March 2012. We recognized a loss from the extinguishment of this debt of $755 during the second quarter of fiscal year 2014, representing the prepayment interest penalty and the write-off of unamortized debt discount. As a result of this repayment, we expect to save cash interest of approximately $429 for the remainder of fiscal year 2014, and $428, $170 and $31 for fiscal years 2015, 2016 and 2017, respectively.

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

For the six months ended July 31, 2013, net cash provided by operating activities totaled $11.4 million, as compared to $1.6 million over the six months ended July 31, 2012, and was primarily the result of a $23.0 million decrease in accounts receivable associated with the timing of collections from certain large customers, partially offset by a $2.2 million decrease in accrued expenses, an $8.2 million decrease in deferred revenue and a $0.8 million decrease in accounts payable.

Net Cash Flows from Investing Activities

Net cash used for investing activities for the six months ended July 31, 2013 was $0.6 million, as compared to $0.2 million for the six months ended July 31, 2012. The increase is attributable to increased expenditures for purchases of property and equipment to support the growth in our business operations.

Net Cash Flows from Financing Activities

Net cash used for financing activities for the six months ended July 31, 2013 was $8.5 million, which consists primarily of long term debt payments of $7.4 million, including the final repayment in May 2013, payment of previously accrued debt issuance costs of $0.2 million and payments on our capital lease obligations of $1.0 million. Net cash provided by financing activities for the six months ended July 31, 2012 was $30.2 million, which consisted primarily of proceeds from our initial public offering of common stock of $34.6 million and proceeds from long-term debt borrowings of $3.5 million, partially offset by payments on our former line of credit of $7.0 million, payments on our capital lease obligations of $0.4 million and payments on our long-term debt of $0.5 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of either July 31, 2013 or January 31, 2013.

Capital Resources

Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new solutions and applications, the sales and marketing resources needed to further penetrate our market and gain acceptance of new solutions and applications we develop, the expansion of our operations in the United States and internationally and the response of competitors to our solutions and applications. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. Our practice has been to reinvest the undistributed earnings of our foreign subsidiaries in their local jurisdictions, and we currently do not intend to repatriate such earnings. As of July 31, 2013 and January 31, 2013, approximately $5.4 million and $3.5 million, respectively, of our cash is held in bank accounts outside the United States and may not be completely available to fund our domestic operations and obligations without paying taxes upon repatriation.

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

The Euro was approximately 3.7% and 0.8% stronger against the United States dollar on average, for the three and six months ended July 31, 2013, when compared with the three and six months ended July 31, 2012. The resulting net overall impact to revenue was an increase of approximately $0.2 million and $0.1 million, during the three and six months ended July 31, 2013, respectively. The resulting net overall impact to operating expenses was an increase of approximately $0.1 million and $0.1 million, during the three and six months ended July 31, 2013, respectively.

The exchange rate impact of other currencies for the three months ended July 31, 2013, primarily driven by a weaker Japanese yen, was a decrease to revenue and operating expense of approximately $0.4 million and $0.2 million, respectively. The exchange rate impact of other currencies for the six months ended July 31, 2013, primarily driven by a weaker Japanese yen, was a decrease to revenue and operating expense of approximately $0.8 million and $0.3 million, respectively.

For the three months ended July 31, 2013, a 10% change in the exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won would have resulted in a $0.7 million change in revenue. For the six months ended July 31, 2013, a 10% change in the exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won would have resulted in a $1.3 million change in revenue.

Interest Rate Sensitivity

Our outstanding long-term debt carried interest at a fixed rate. Our revolving bank line of credit bore interest at a floating rate. We had no outstanding borrowings under our revolving bank line of credit as of July 31, 2013 and January 31, 2013. On May 23, 2013, the line of credit expired in accordance with its terms and on May 31, 2013 and on May 31, 2013 we repaid, with available cash on hand, all outstanding obligations under our Loan and Security Agreement with Gold Hill Capital 2008, L.P. and Massachusetts Capital Resource Company. As a result, we do not believe that we are exposed to material interest rate risk at this time. Interest income is sensitive to changes in the general level of United States and international interest rates. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash and short-term investments are relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

We do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Material Weakness in Internal Control over Financial Reporting and Status of Remediation Efforts.

As discussed in our Annual Report on Form 10K, our management has determined that we have the following material weaknesses in our internal control over financial reporting: (1) we do not have the appropriate resources and controls to properly account for taxes and (2) we do not have adequate oversight and controls related to our accounting for complex equity arrangements. These deficiencies constituted material weaknesses in our control environment as of July 31, 2013 and January 31, 2013, 2012 and 2011. We have concluded that these material weaknesses in our internal control over financial reporting are due to the fact that we do not have the appropriate resources with the appropriate level of experience and technical expertise to account for taxes and complex equity arrangements. In order to remediate these material weaknesses, we have taken and are taking the following actions:

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 31, 2013 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2013 because of the material weaknesses in internal controls over financial reporting discussed above.

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

(a) Unregistered Sales of Equity Securities

From May 1, 2013 through July 31, 2013, we issued 25,147 shares of our common stock to employees at per share prices ranging from $0.78 to $6.50 pursuant to exercises of options granted under our stock option plans, resulting in aggregate cash consideration to us of $106,010.

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

(b) Use of Proceeds

On July 3, 2012, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-176019), which was declared effective by the Securities and Exchange Commission on June 27, 2012. The underwriters for the offering were Stifel Nicolaus & Company, Incorporated, Robert W. Baird & Co. Incorporated, Canaccord Genuity Inc. and Needham & Company, LLC. We did not utilize any of the net proceeds of this offering in our business during the three months ended July 31, 2013.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-k, event date June 27, 2012, filed on July 3, 2012).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012).

3.3*	Amendment to Amended and Restated Certificate of Incorporation

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen A. Remondi, President and Chief Executive Officer of Exa Corporation.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Edmond L. Furlong, Chief Financial Officer of Exa Corporation.

32.1**	Section 1350 Certification, executed by Stephen A. Remondi, President and Chief Executive Officer of Exa Corporation.

32.2**	Section 1350 Certification, executed by Edmond L. Furlong, Chief Financial Officer of Exa Corporation.

101***	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of SEC Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

EXA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXA CORPORATION (Registrant)

By:	/s/ Edmond L. Furlong
Edmond L. Furlong
Chief Financial Officer and Chief Operating Officer

Date: September 4, 2013