Form 10-Q
period 2013-10-31
EXA CORP
filed 2013-12-10
CIK 890264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

As of December 3, 2013, 13,348,099 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

EXA CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXA CORPORATION

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	October 31, 2013	January 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$25,439	$30,716
Accounts receivable	7,538	27,840
Deferred tax assets	1,646	970
Prepaid expenses and other current assets	2,107	1,938

Total current assets	36,730	61,464
Property and equipment, net	5,924	6,176
Intangible assets, net	2,833	3,096
Deferred tax assets	13,212	12,274
Other assets	1,115	1,060

Total assets	$59,814	$84,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$852	$1,743
Accrued expenses	6,062	7,284
Current portion of long-term debt, net of discount (1)	—	1,747
Current portion of deferred revenue	11,674	26,013
Current maturities of capital lease obligations	2,010	2,051

Total current liabilities	20,598	38,838
Long-term debt, net of current portion and discount (1)	—	5,024
Deferred revenue	423	128
Capital lease obligations	1,890	2,818
Other long-term liabilities	879	1,009
Deferred rent	981	1,482

Total liabilities	24,771	49,299

Commitments and contingencies (Note 10)

Stockholders’ equity :
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 and 195,000,000 shares authorized, respectively; 13,380,361 and 13,319,715 shares issued, respectively; 13,347,859 and 13,287,213 shares outstanding, respectively	13	13
Additional paid-in capital	84,805	83,786
Accumulated deficit	(49,835)	(49,012)
Treasury stock (32,502 common shares, at cost)	—	—
Accumulated other comprehensive income (loss)	60	(16)

Total stockholders’ equity	35,043	34,771

Total liabilities and stockholders’ equity	$59,814	$84,070

(1) Includes amounts due to a related party, as follows:

	October 31, 2013	January 31, 2013
Current portion of long-term debt	$—	$274
Long-term debt, net of current portion	$—	$499

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Operations and Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012

Revenue:
License revenue	$11,121	$10,317	$32,532	$30,545
Project revenue	2,987	2,295	6,768	5,194

Total revenues	14,108	12,612	39,300	35,739

Operating expenses:
Cost of revenues	4,023	3,644	11,527	9,979
Sales and marketing	2,243	1,529	6,539	4,838
Research and development	4,428	4,113	13,264	12,410
General and administrative	2,736	2,435	7,933	6,361

Total operating expenses	13,430	11,721	39,263	33,588

Income from operations	678	891	37	2,151

Other expense, net:
Foreign exchange gain (loss)	31	(115)	(25)	211
Interest expense	(71)	(403)	(628)	(1,226)
Interest income	4	1	13	3
Loss on extinguishment of debt	—	—	(755)	—
Other income, net	2	2	7	513

Total other expense, net	(34)	(515)	(1,388)	(499)

Income (loss) before income taxes	644	376	(1,351)	1,652
(Provision) benefit for income taxes	(128)	(217)	528	(549)

Net income (loss)	$516	$159	$(823)	$1,103

Net income (loss) per share:
Basic	$0.04	$0.01	$(0.06)	$0.18
Diluted	$0.04	$0.01	$(0.06)	$0.09

Weighted average shares outstanding used in computing net income (loss) per share:
Basic	13,341,235	13,264,018	13,318,839	6,133,987
Diluted	14,704,522	14,639,264	13,318,839	12,303,723

Comprehensive income (loss):
Net income (loss)	$516	$159	$(823)	$1,103
Foreign currency translation adjustments	64	10	76	13

Comprehensive income (loss)	$580	$169	$(747)	$1,116

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended October 31,
	2013	2012
Cash flows provided by (used in) operating activities:
Net (loss) income	$(823)	$1,103
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,561	1,321
Stock-based compensation expense	846	710
Deferred rent expense	(424)	(142)
Non-cash interest	162	444
Loss on extinguishment of debt, non-cash portion	465	—
Mark-to-market adjustment of preferred stock warrant liability	—	(228)
Mark-to-market adjustment of equity participation right	—	(276)
Deferred income taxes	(1,614)	244
Net change in operating assets and liabilities:
Accounts receivable	20,398	15,780
Prepaid expenses and other current assets	(201)	104
Other assets	(55)	2,053
Accounts payable	(887)	(1,722)
Accrued expenses	(1,107)	(4,391)
Other liabilities	84	(76)
Deferred revenue	(13,978)	(19,062)

Net cash provided by (used in) operating activities	4,427	(4,138)

Cash flows used in investing activities:
Purchases of property and equipment	(674)	(348)

Net cash used in investing activities	(674)	(348)

Cash flows (used in) provided by financing activities:
Net decrease in line of credit	—	(7,000)
Proceeds from borrowings under long-term debt	—	3,500
Proceeds from stock option and warrant exercises	173	31
Payments of long-term debt	(7,365)	(816)
Payments of capital lease obligations	(1,532)	(675)
Proceeds from initial public offering, net of $4,174 issuance costs	—	34,592
Payment of debt issuance costs	(213)	(100)

Net cash (used in) provided by financing activities	(8,937)	29,532

Effect of exchange rate changes on cash	(93)	66

Net (decrease) increase in cash and cash equivalents	(5,277)	25,112

Cash and cash equivalents, beginning of period	30,716	11,468

Cash and cash equivalents, end of period	$25,439	$36,580

Supplemental cash flow disclosures:
Cash paid for interest	$533	$751
Cash paid for income taxes	$289	$773
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment through capital leases	$563	$2,116
Conversion of preferred stock into common stock	—	32,685
Conversion of preferred stock warrants into common stock warrants	$—	$1,324

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

The Company periodically reviews the estimated useful lives of property and equipment. Changes to the estimated useful lives are recorded prospectively from the date of the change. During the first quarter of fiscal year 2014, the Company reevaluated its network assets, consisting primarily of server equipment utilized in its data centers, and determined that the expected average useful life of those assets had increased from three to five years. The net book value of server assets placed in service as of February 1, 2013 was approximately $2,755. This change resulted in a decrease in depreciation expense on these assets of approximately $142, or $0.01 per share, and $325, or $0.02 per share, on an after-tax basis, for the three and nine months ended October 31, 2013, respectively.

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

EXA CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands except per share amounts)

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for the Company in the first quarter of fiscal year 2015. The Company is currently evaluating the impact of ASU 2013-11 on its consolidated financial statements.

3. Computation of Net Income (Loss) Per Share

Net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the impact of the Company’s outstanding potential common shares, such as shares issuable upon exercise of in-the-money stock options or warrants or upon conversion of convertible preferred stock, when dilutive. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net income (loss) per common share. The impact of the accretion of unpaid and undeclared dividends has not been reflected in the weighted average shares used to compute diluted net income (loss) per share for the nine months ended October 31, 2012 as the convertible preferred stock was not entitled to receive undeclared dividends upon such conversion.

The following summarizes the calculation of basic and diluted net income (loss) per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$516	$159	$(823)	$1,103

Denominator:
Weighted average common shares, basic	13,341,235	13,264,018	13,318,839	6,133,987
Dilutive effect of:
Options to purchase common and preferred stock	1,351,169	1,365,658	—	1,357,992
Warrants to purchase common stock	12,118	9,588	—	51,443
Convertible preferred stock	—	—	—	4,760,301

Weighted average common shares, diluted	14,704,522	14,639,264	13,318,839	12,303,723

Basic net income (loss) per share	$0.04	$0.01	$(0.06)	$0.18

Diluted net income (loss) per share	$0.04	$0.01	$(0.06)	$0.09

The table above reflects options for preferred stock on an as converted to common stock basis.

The following equity instruments have been excluded from diluted net income (loss) per common share as they would be anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Options and warrants to purchase common and preferred stock	692,165	561,482	2,319,276	602,319

4. Property and Equipment, net

Property and equipment, net consists of the following as of October 31, 2013 and January 31, 2013:

	October 31, 2013	January 31, 2013
Computer software and equipment	$16,740	$15,718
Office equipment and furniture	377	371
Leasehold improvements	2,636	2,732

Total property and equipment	19,753	18,821
Less: accumulated depreciation	(13,829)	(12,645)

Property and equipment, net	$5,924	$6,176

For the three and nine months ended October 31, 2013, depreciation expense was $434 and $1,298, respectively. For the three and nine months ended October 31, 2012, depreciation expense was $391 and $1,029, respectively. Included in computer software and equipment and office equipment and furniture is equipment held pursuant to capital leases with costs of $14,497 and $14,450 and accumulated amortization of $10,624 and $9,752 as of October 31, 2013 and January 31, 2013, respectively.

EXA CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands except per share amounts)

5. Accrued Expenses

Accrued expenses consist of the following:

	October 31, 2013	January 31, 2013
Accrued payroll	$2,047	$1,457
Sales and withholding taxes	475	2,595
Accrued commissions and bonuses	1,094	1,543
Accrued income taxes payable	863	73
Deferred rent, current portion	598	523
Legal and professional	495	451
Other accrued expenses	490	642

Total accrued expenses	$6,062	$7,284

6. Deferred Rent

In connection with its corporate headquarters lease entered into in July 2008, the Company received a tenant improvement allowance of $1,958 from the landlord. This lease incentive was recorded as leasehold improvements and deferred rent and is being amortized as part of rent expense on a straight-line basis over the life of the lease. The Company’s subsidiary Euroxa S.a.r.l. entered into a new office lease in Paris, France in May 2012 with a landlord incentive totaling $148, equivalent to four months free rent, which is also being amortized as rent expense on a straight line basis over the life of the lease. In addition, the Company’s facility leases typically contain other than straight-line payment features. The difference between the straight-line rent expense of the lease and the cash payments is recorded as deferred rent. Deferred rent at October 31, 2013 and January 31, 2013 is as follows:

	October 31, 2013	January 31, 2013
Leasehold improvements, less incentive	$638	$836
Non-cash rent expense	941	1,169

Total deferred rent	1,579	2,005
Less: current portion included in accrued expenses	(598)	(523)

Deferred rent, net of current portion	$981	$1,482

7. Fair Value Measurements

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, capital lease obligations and debt. As of October 31, 2013 and January 31, 2013, the carrying amounts of these instruments approximate their fair values. The estimated fair values have been determined from information obtained from market sources and management estimates.

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

EXA CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands except per share amounts)

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of October 31, 2013:

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$15,007	$15,007	$—	$—
Other assets – certificate of deposit	$525	$525	$—	$—

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

The following table reflects the carrying value of intangible assets as of October 31, 2013:

	October 31, 2013
	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(672)	$2,833
Access to facilities contract	38	(38)	—

Total	$3,543	$(710)	$2,833

The following table reflects the carrying value of intangible assets as of January 31, 2013:

	January 31, 2013
	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(409)	$3,096
Access to facilities contract	38	(38)	—

Total	$3,543	$(447)	$3,096

For the three and nine months ended October 31, 2013, amortization expense of intangible assets was $88 and $263, respectively. For the three and nine months ended October 31, 2012, amortization expense of intangible assets was $98 and $292, respectively.

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

Total interest expense, including interest under the Company’s capital lease obligations, was $71 and $628 for the three and nine months ended October 31, 2013 and $403 and $1,226 for the three and nine months ended October 31, 2012, respectively. Included in interest expense was interest paid to related parties of $0 and $26 for the three and nine months ended October 31, 2013, respectively, and $24 and $91 for the three and nine months ended October 31, 2012, respectively. There were no amounts outstanding under the line of credit agreement as of the expiration date of the line of credit or as of January 31, 2013.

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

Based on historical experience and information known as of October 31, 2013 and January 31, 2013, the Company has not recorded any liabilities for the above guarantees and indemnities.

11. Stock Based Compensation

The fair value of common stock options for employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Nine Months Ended October 31,
	2013	2012
Estimated dividend yield	0%	0%
Expected stock price volatility	50.6%	52.8%
Weighted-average risk-free interest rate	2.2%	1.2%
Expected life of options (in years)	6.25	6.25

The weighted average grant date fair value per share for stock options granted in the three and nine months ended October 31, 2013 was $7.16 and $6.78, respectively.

EXA CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands except per share amounts)

Total stock-based compensation expense related to stock options issued by the Company is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Cost of revenues	$35	$28	$99	$82
Sales and marketing	67	49	169	143
Research and development	110	75	264	232
General and administrative	138	83	314	253

Total	$350	$235	$846	$710

The total unrecognized compensation cost related to outstanding stock options is $2,711 at October 31, 2013. This amount is expected to be recognized over a weighted-average period of 2.87 years.

12. Income Taxes

For the three months ended October 31, 2013, the Company’s income tax provision and effective tax rate, including discrete items, were $128 and 19.9%, respectively. For the nine months ended October 31, 2013, the Company’s income tax benefit and effective tax rate, including discrete items, were $528 and 39.1%, respectively. For the three and nine months ended October 31, 2012, the Company’s income tax provision was $217 and $549, respectively, and the Company’s effective tax rate, including discrete items, was 57.7% and 33.2%, respectively, for the same periods. For the three and nine months ended October 31, 2013, the effective income tax rate differed from the federal statutory rate mainly due to nondeductible compensation offset by the tax benefit of federal and state research and development credits. The effective tax rate for the three and nine months ended October 31, 2012 does not include a benefit for federal research and development credits, as the credit was not extended until the fourth quarter of fiscal year 2013. For the three and nine months ended October 31, 2013 and 2012, the effective income tax rate was impacted discretely by foreign exchange gains and losses, loss on extinguishment of debt, and for 2012 only, mark-to-market adjustments on the Company’s former warrants and former equity participation right, for which there was no tax provision.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset its taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. The Company’s management has determined that, as of October 31, 2013, it had not experienced an ownership change for purposes of Section 382. However, future transactions in the Company’s common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset the Company’s taxable income, if any. Any such limitation, whether as the result of sales of common stock by the Company’s existing stockholders or sales of common stock by the Company, could have a material adverse effect on the Company’s results of operations in future years.

EXA CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands except per share amounts)

13. Geographic Information

Revenue is attributed to individual countries based upon location of the external customer. Revenue by geographic area is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
United States	$3,099	$3,300	$8,588	$8,369
Japan	2,492	2,786	6,320	7,572
Germany	2,615	1,924	7,273	5,827
France	2,475	1,706	6,915	5,290
Korea	1,211	1,042	3,498	2,981
United Kingdom	1,233	936	3,497	2,793
Sweden	489	532	1,716	1,592
Other	494	386	1,493	1,315

Total	$14,108	$12,612	$39,300	$35,739

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid.

Net long-lived assets by principal geographic areas were as follows:

	October 31, 2013	January 31, 2013
United States	$4,551	$4,678
Japan	236	204
Germany	132	144
France	918	1,068
Other	87	82

Total property and equipment, net	$5,924	$6,176

14. Stockholder’s Equity

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

We were founded in 1991 and had 254 employees worldwide at October 31, 2013. Our corporate headquarters, including our principal administrative, marketing, technical support, research and product development facilities, are located in Burlington, Massachusetts.

Results of Operations for the Three Months Ended October 31, 2013 and 2012

The following tables set forth, for the periods presented, data from our consolidated statements of operation, as well as that data as a percentage of revenues.

	Three Months Ended October 31,
(in thousands)	2013	2012

Revenue:
License revenue	$11,121	$10,317
Project revenue	2,987	2,295

Total revenues	14,108	12,612

Operating expenses: (1)
Cost of revenues	4,023	3,644
Sales and marketing	2,243	1,529
Research and development	4,428	4,113
General and administrative	2,736	2,435

Total operating expenses	13,430	11,721

Income from operations	678	891

Other expense, net:
Foreign exchange gain (loss)	31	(115)
Interest expense	(71)	(403)
Interest income	4	1
Loss on extinguishment of debt	—	—
Other income, net	2	2

Total other expense, net	(34)	(515)

Income before income taxes	644	376
Provision for income taxes	(128)	(217)

Net income	$516	$159

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended October 31,
(in thousands)	2013	2012
Cost of revenues	$35	$28
Sales and marketing	67	49
Research and development	110	75
General and administrative	138	83

	$350	$235

	Three Months Ended October 31,
(as a percent of total revenue)	2013	2012

Revenue:
License revenue	78.8%	81.8%
Project revenue	21.2%	18.2%

Total revenues	100.0%	100.0%

Operating expenses:
Cost of revenues	28.5%	28.9%
Sales and marketing	15.9%	12.1%
Research and development	31.4%	32.6%
General and administrative	19.4%	19.3%

Total operating expenses	95.2%	92.9%

Income from operations	4.8%	7.1%

Other expense, net:
Foreign exchange gain (loss)	0.2%	(0.9)%
Interest expense	(0.5)%	(3.2)%
Interest income	0.0%	0.0%
Loss on extinguishment of debt	0.0%	0.0%
Other income, net	0.0%	0.0%

Total other expense, net	(0.2)%	(4.1)%

Income before income taxes	4.6%	3.0%
Provision for income taxes	(0.9)%	(1.7)%

Net income	3.7%	1.3%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of Three Months Ended October 31, 2013 and 2012

Revenue

	Three Months Ended October 31,
(in thousands, except percentages)	2013	2012	Increase	% Change
License revenue	$11,121	$10,317	$804	7.8%
Project revenue	2,987	2,295	692	30.2

Total revenues	$14,108	$12,612	$1,496	11.9%

License revenue increased 7.8%, from $10.3 million for the three months ended October 31, 2012 to $11.1 million for the three months ended October 31, 2013. The $0.8 million increase was driven almost entirely by increased consumption of simulation capacity by existing customers. Project revenue increased $0.7 million during the three months ended October 31, 2013 compared to the three months ended October 31, 2012 due to expanded sales and engineering efforts and greater activity with existing customers.

Foreign exchange fluctuations, particularly the weakness of the Japanese yen, negatively impacted total revenue in the three months ended October 31, 2013 by $0.3 million as compared to the three months ended October 31, 2012. On a constant currency basis, our total revenues in the three months ended October 31, 2013 increased 14.5%, compared with the three months ended October 31, 2012.

Cost of revenue

	Three Months Ended October 31,
(in thousands, except percentages)	2013	2012	Increase	% Change
Cost of revenue	$4,023	$3,644	$379	10.4%

Cost of revenue for the three months ended October 31, 2013 was $4.0 million, an increase of $0.4 million, or 10.4%, compared with $3.6 million during the three months ended October 31, 2012. As a percentage of revenues, cost of revenues decreased to 28.5% for the three months ended October 31, 2013 compared to 28.9% for the three months ended October 31, 2012. Increased payroll and employee related costs, including travel, accounted for approximately $0.3 million of the increase, primarily as a result of the net addition of 10 new application engineers and merit-based compensation increases for existing personnel. Commission expense increased by approximately $0.1 million, primarily due to an increase in invoicing levels during the current quarter as compared to the prior fiscal year quarter. In addition, capacity expansions at our New Jersey data center and our opening of a new data center in France, together resulted in increased facility costs of $0.1 million, including hosting fees, rent, utilities and depreciation. These increases were partially offset by approximately $0.1 million of reduced expenditures for consulting professionals.

Sales and marketing

	Three Months Ended October 31,
(in thousands, except percentages)	2013	2012	Increase	% Change
Sales and marketing	$2,243	$1,529	$714	46.7%

Sales and marketing expenses for the three months ended October 31, 2013 were $2.2 million, an increase of $0.7 million, or 46.7% compared to $1.5 million for the three months ended October 31, 2012. As a percentage of revenues, sales and marketing expenses increased to 15.9% for the three months ended October 31, 2013 compared to 12.1% for the three months ended October 31, 2012. Increased non-commission payroll and employee related costs accounted for approximately $0.3 million of the increase, primarily due to the net addition of 3 new sales people, merit-based compensation increases for existing personnel and increased travel due to expanded sales efforts. Commission expense increased by approximately $0.4 million, primarily due to revisions in our commission policies during fiscal year 2013 and due to an increase in invoicing levels during the three months ended October 31, 2013 as compared to the prior fiscal year period. Lastly, increases associated with the addition of consultants to expand our sales efforts in targeted areas were offset by decreases in marketing and trade show expenses.

Research and development

	Three Months Ended October 31,
(in thousands, except percentages)	2013	2012	Increase	% Change
Research and development	$4,428	$4,113	$315	7.7%

Research and development expenses for the three months ended October 31, 2013 were $4.4 million, an increase of $0.3 million, or 7.7%, compared to $4.1 million for the three months ended October 31, 2012. As a percentage of revenues, research and development expense decreased to 31.4% for the three months ended October 31, 2013 compared to 32.6% for the three months ended October 31, 2012. Increased payroll and employee related costs accounted for approximately $0.3 million of the increase, primarily as a result of the net addition of 6 new scientists and software engineers and merit-based compensation increases for existing personnel. The balance of the increase is primarily attributed to capacity expansions at our New Jersey data center resulting in increased facility costs.

General and administrative

	Three Months Ended October 31,
(in thousands, except percentages)	2013	2012	Increase	% Change
General and administrative	$2,736	$2,435	$301	12.4%

General and administrative expenses for the three months ended October 31, 2013 were $2.7 million, an increase of $0.3 million, or 12.4%, compared to $2.4 million for the three months ended October 31, 2012. As a percentage of revenues, general and administrative expenses increased to 19.4% for the three months ended October 31, 2013, compared to 19.3% for the three months ended October 31, 2012. Increased payroll and employee related costs accounted for approximately $0.3 million of the increase, primarily as a result of the addition of our chief accounting officer at the end of the third quarter of fiscal year 2013 and merit-based and incentive-based compensation increases for existing personnel.

Other expense, net

	Three Months Ended October 31,
(in thousands, except percentages)	2013	2012	Decrease	% Change
Other expense, net	$34	$515	$(481)	(93.4)%

For the three months ended October 31, 2013, other expense, net was $0, as compared to other expense, net of $0.5 million for the three months ended October 31, 2012. Other expense, net for the three-months ended October 31, 2013 primarily consisted of $0.1 million in interest expense, partially offset by foreign exchange gains. Other expense, net for the three months ended October 31, 2012 primarily consisted of $0.1 million in foreign exchange losses and interest expense of $0.4 million. Interest expense decreased as a result of the May 2013 debt repayment.

Provision for income taxes

	Three Months Ended October 31,
(in thousands, except percentages)	2013	2012	Change	% Change
Provision for income taxes	$(128)	$(217)	$89	41.0%

Provision for income taxes decreased from $0.2 million in the three months ended October 31, 2012 to $0.1 million in the three months ended October 31, 2013, and our effective tax rate changed from 57.7% to 19.9% for the same periods. For the three months ended October 31, 2013, the effective income tax rate differed from the federal statutory rate mainly due to nondeductible compensation offset by the tax benefit of federal and state research and development credits. The effective tax rate for the three months ended October 31, 2012 does not include a benefit for federal research and development credits, as the credit was not extended until the fourth quarter of fiscal year 2013. For the three months ended October 31, 2013 and 2012, the effective income tax rate was impacted discretely by foreign exchange gains and losses, loss on extinguishment of debt, and for 2012 only, mark-to-market adjustments on the Company’s former warrants and former equity participation right, for which there was no tax provision.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that we may utilize annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in our ownership of more than 50% within a three-year period. Our management has determined as of October 31, 2013, we had not experienced an ownership change for purposes of Section 382. However, future transactions in our common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income, if any. Any such limitation, whether as the result of sales of common stock by us or by our existing stockholders could have a material adverse effect on our results of operations in future years.

Results of Operations for the Nine Months Ended October 31, 2013 and 2012

The following table sets forth, for the periods indicated, our results of operations:

	Nine Months Ended October 31,
(in thousands)	2013	2012

Revenue:
License revenue	$32,532	$30,545
Project revenue	6,768	5,194

Total revenues	39,300	35,739

Operating expenses: (1)
Cost of revenues	11,527	9,979
Sales and marketing	6,539	4,838
Research and development	13,264	12,410
General and administrative	7,933	6,361

Total operating expenses	39,263	33,588

Income from operations	37	2,151

Other expense, net:
Foreign exchange (loss) gain	(25)	211
Interest expense	(628)	(1,226)
Interest income	13	3
Loss on extinguishment of debt	(755)	—
Other income, net	7	513

Total other expense, net	(1,388)	(499)

(Loss) income before income taxes	(1,351)	1,652
Benefit (provision) for income taxes	528	(549)

Net (loss) income	$(823)	$1,103

(1)	Amounts include stock-based compensation expense as follows:

	Nine Months Ended October 31,
(in thousands)	2013	2012
Cost of revenues	$99	$82
Sales and marketing	169	143
Research and development	264	232
General and administrative	314	253

	$846	$710

	Nine Months Ended October 31,
(as a percent of total revenue)	2013	2012

Revenue:
License revenue	82.8%	85.5%
Project revenue	17.2%	14.5%

Total revenues	100.0%	100.0%

Operating expenses:
Cost of revenues	29.3%	27.9%
Sales and marketing	16.6%	13.5%
Research and development	33.8%	34.7%
General and administrative	20.2%	17.8%

Total operating expenses	99.9%	94.0%

Income from operations	0.1%	6.0%

Other expense, net:
Foreign exchange (loss) gain	(0.1)%	0.6%
Interest expense	(1.6)%	(3.4)%
Interest income	0.0%	0.0%
Loss on extinguishment of debt	(1.9)%	0.0%
Other income, net	0.0%	1.4%

Total other expense, net	(3.5)%	(1.4)%

(Loss) income before income taxes	(3.4)%	4.6%
Benefit (provision) for income taxes	1.3%	(1.5)%

Net (loss) income	(2.1)%	3.1%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of Nine Months Ended October 31, 2013 and 2012

Revenues

	Nine Months Ended October 31,
(in thousands, except percentages)	2013	2012	Increase	% Change
License revenue	$32,532	$30,545	$1,987	6.5%
Project revenue	6,768	5,194	1,574	30.3

Total revenues	$39,300	$35,739	$3,561	10.0%

License revenue increased 6.5%, from $30.5 million for the nine months ended October 31, 2012 to $32.5 million for the nine months ended October 31, 2013. The $2.0 million increase was driven almost entirely by increased consumption of simulation capacity by existing customers. Project revenue increased $1.6 million during the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012 due to expanded sales and greater activity with existing customers.

Foreign exchange fluctuations, particularly the weakness of the Japanese yen, negatively impacted total revenue in the nine months ended October 31, 2013 by $1.0 million as compared to the nine months ended October 31, 2012. On a constant currency basis, our total revenues in the nine months ended October 31, 2013 increased 12.9%, compared with the nine months ended October 31, 2012.

Cost of Revenues

	Nine Months Ended October 31,
(in thousands, except percentages)	2013	2012	Increase	% Change
Cost of revenues	$11,527	$9,979	$1,548	15.5%

Cost of revenues for the nine months ended October 31, 2013 was $11.5 million, an increase of $1.5 million, or 15.5%, over cost of revenues of $10.0 million for the nine months ended October 31, 2012. As a percentage of revenues, cost of revenues increased to 29.3% for the nine months ended October 31, 2013 from 27.9% from the nine months ended October 31, 2012. Increased payroll and employee related costs, including travel, accounted for approximately $1.2 million of the increase, primarily as a result of the net addition of 10 new application engineers and merit-based compensation increases for existing personnel. In addition, capacity expansions at our New Jersey data center and our opening of a new data center in France, together resulted in increased facility costs of $0.4 million, including hosting fees, rent, utilities and depreciation. These increases were partially offset by approximately $0.1 million of reduced expenditures for consulting professionals.

Sales and Marketing Expenses

	Nine Months Ended October 31,
(in thousands, except percentages)	2013	2012	Increase	% Change
Sales and marketing	$6,539	$4,838	$1,701	35.2%

Sales and marketing expenses for the nine months ended October 31, 2013 were $6.5 million, an increase of $1.7 million, or 35.2%, over sales and marketing expenses of $4.8 million for the nine months ended October 31, 2012. As a percentage of revenues, sales and marketing expenses increased to 16.6% for the nine months ended October 31, 2013 from 13.5% for the nine months ended October 31, 2012. Increased non-commission payroll and employee related costs accounted for approximately $0.7 million of the increase, primarily due to the net addition of 3 new sales people, merit-based compensation increases for existing personnel and increased payroll taxes associated with the increased payroll and commission expense levels. Commission expense increased by approximately $0.8 million, primarily due to revisions in our commission policies during fiscal year 2013 and due to an increase in invoicing levels during the nine months ended October 31, 2013 as compared to the prior fiscal year period. The balance of the increase is primarily attributed to the addition of consultants to expand our sales efforts in targeted areas.

Research and Development Expenses

	Nine Months Ended October 31,
(in thousands, except percentages)	2013	2012	Increase	% Change
Research and development	$13,264	$12,410	$854	6.9%

Research and development expenses for the nine months ended October 31, 2013 were $13.3 million, an increase of $0.9 million, or 6.9%, over research and development expenses of $12.4 million for the nine months ended October 31, 2012. As a percentage of revenues, research and development expense decreased to 33.8% for the nine months ended October 31, 2013 from 34.7% for the nine months ended October 31, 2012. Increased payroll and employee related costs, including travel-related expenses, accounted for approximately $0.7 million of the increase, primarily as a result of the net addition of 6 new scientists and software engineers and merit-based compensation increases for existing personnel. In addition, capacity expansions at our New Jersey data center and our opening of a new data center in France, together resulted in increased facility costs of $0.3 million, including hosting fees, rent, utilities and depreciation. These increases were partially offset by approximately $0.1 million of reduced expenditures for consulting professionals and academic sponsorship costs.

General and Administrative Expenses

	Nine Months Ended October 31,
(in thousands, except percentages)	2013	2012	Increase	% Change
General and administrative	$7,933	$6,361	$1,572	24.7%

General and administrative expenses for the nine months ended October 31, 2013 were $7.9 million, an increase of $1.6 million, or 24.7%, over general and administrative expenses of $6.4 million for the nine months ended October 31, 2012. As a percentage of revenues, general and administrative expenses increased to 20.2% for the nine months ended October 31, 2013, from 17.8% for the nine months ended October 31, 2012. Approximately $0.8 million of the increase is primarily attributed to increased professional costs associated with being a public company after our initial public offering, which occurred on July 3, 2012, including increased audit, tax and legal fees, investor relations fees, filing fees, insurance premiums and franchise taxes. Approximately $0.3 million of these cost increases are not expected to reoccur in future periods. Increased payroll and employee related costs, including travel, accounted for approximately $0.4 million of the increase, primarily as a result of the addition of our chief accounting officer at the end of the third quarter of fiscal year 2013 and merit-based and incentive-based compensation increases for existing personnel. Lastly, in the prior year fiscal period, we released a $0.3 million sales tax reserve after a state-by-state customer review determined that the reserve was no longer required, resulting in a positive impact that did not recur in the corresponding period in fiscal year 2014.

Other expense, net

	Nine Months Ended October 31,
(in thousands, except percentages)	2013	2012	Increase	% Change
Other expense, net	$1,388	$499	$889	178.2%

For the nine months ended October 31, 2013, other expense, net was $1.4 million, as compared to other expense, net of $0.5 million for the nine months ended October 31, 2012. Other expense, net for the nine months ended October 31, 2013 primarily consists of a $0.8 million loss from the extinguishment of debt related to the repayment of all outstanding obligations under our loan and security agreement in May 2013, and interest expense of $0.6 million. Other expense, net for the nine months ended October 31, 2012 primarily consists of $1.2 million in interest expense, offset by $0.2 million in foreign exchange gains and $0.5 million in gains related to the valuation of our former preferred stock warrant liability and a former equity participation right.

Benefit (provision) for income taxes

	Nine Months Ended October 31,
(in thousands, except percentages)	2013	2012	Change	% Change
Benefit (provision) for income taxes	$528	$(549)	$1,077	196.2%

Income taxes changed from a $0.5 million provision in the nine months ended October 31, 2012 to a benefit of $0.5 million in the nine months ended October 31, 2013, and our effective tax rate changed from 33.2% to 39.1% for the same periods. For the nine months ended October 31, 2013, the effective income tax rate differed from the federal statutory rate mainly due to nondeductible compensation offset by the tax benefit of federal and state research and development credits. The effective tax rate for the nine months ended October 31, 2012 does not include a benefit for federal research and development credits, as the credit was not extended until the fourth quarter of fiscal year 2013. For the nine months ended October 31, 2013 and 2012, the effective income tax rate was impacted discretely by foreign exchange gains and losses, loss on extinguishment of debt, and for 2012 only, mark-to-market adjustments on our former warrants and equity participation right, for which there was no tax provision.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that we may utilize annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in our ownership of more than 50% within a three-year period. Our management has determined as of July 31, 2013, we had not experienced an ownership change for purposes of Section 382. However, future transactions in our common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income, if any. Any such limitation, whether as the result of sales of common stock by us or by existing stockholders could have a material adverse effect on our results of operations in future years.

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

Revenue on a constant currency basis. Our international operations generate and incur expenses that are denominated in foreign currencies, and changes in currency exchange rates can materially affect our consolidated results of operations. Our principal exposures are to fluctuations in exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won. To provide investors with information concerning underlying trends in our business, we disclose revenue on a constant currency basis, which we define as GAAP revenue, adjusted to reverse the impact of changes in the exchange rates of the principal currencies in which our international operations generated revenue and incurred expenses. We calculate revenue on a constant currency basis by converting revenue that was generated in the currencies specified above during the three and nine months ended October 31, 2013 to United States Dollars at assumed exchange rates equal to the exchange rates in effect for such currencies during the corresponding period of the previous fiscal year, rather than the exchange rates actually in effect during the current fiscal year.

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

Adjusted EBITDA:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2013	2012	2013	2012

Net income (loss)	$516	$159	$(823)	$1,103
Add back:
Depreciation and amortization	522	489	1,561	1,321
Interest expense, net	67	402	615	1,223
Loss on extinguishment of debt	—	—	755	—
Other income, net	(2)	(2)	(7)	(513)
Foreign exchange (gain) loss	(31)	115	25	(211)
Provision (benefit) for income taxes	128	217	(528)	549

EBITDA	1,200	1,380	1,598	3,472
Stock-based compensation expense	350	235	846	710

Adjusted EBITDA	$1,550	$1,615	$2,444	$4,182

Non-GAAP operating income:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2013	2012	2013	2012

Operating income	$678	$891	$37	$2,151
Add back:
Stock-based compensation expense	350	235	846	710
Amortization of acquired intangible assets	88	98	263	292

Non-GAAP operating income	$1,116	$1,224	$1,146	$3,153

Non-GAAP net income:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2013	2012	2013	2012

Net income (loss)	$516	$159	$(823)	$1,103
Add back:
Stock-based compensation expense	350	235	846	710
Amortization of acquired intangible assets	88	98	263	292
Income tax effect (1)	(155)	(119)	(388)	(351)

Non-GAAP net income	$799	$373	$(102)	$1,754

Non-GAAP net income, per diluted share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012

Net income (loss), per diluted share (2)	$0.04	$0.01	$(0.06)	$0.09
Add back:
Stock-based compensation expense	0.02	0.02	0.06	0.06
Amortization of acquired intangible assets	0.01	0.01	0.02	0.02
Income tax effect (1)	(0.01)	(0.01)	(0.03)	(0.03)

Non-GAAP net income, per diluted share (2)(3):	$0.05	$0.03	$(0.01)	$0.14

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
(2)	Share amounts utilized on a fully diluted basis were approximately 14.7 million and 13.3 million, respectively, for the three and nine months ended October 31, 2013. Share amounts utilized on a fully diluted basis were approximately 14.6 million and 12.3 million, respectively, for the three and nine months ended October 31, 2012.
(3)	Due to rounding, totals may not equal the sum of line items in the table above.

Liquidity

Overview

Our primary sources of liquidity during the nine months ended October 31, 2013 were cash and cash equivalents on hand and cash flows provided by operating activities. Our primary uses of cash during the nine months ended October 31, 2013 were capital expenditures and repayments of our term loan and capital lease obligations. As of October 31, 2013, we had $25.4 million in cash and cash equivalents. Our $10.0 million line of credit expired on May 23, 2013.

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

For the nine months ended October 31, 2013, net cash provided by operating activities totaled $4.4 million, as compared to $4.1 million net cash used over the nine months ended October 31, 2012, and was primarily the result of a $20.4 million decrease in accounts receivable associated with the timing of collections from certain large customers, partially offset by a $1.1 million decrease in accrued expenses, a $14.0 million decrease in deferred revenue and a $0.9 million decrease in accounts payable.

Net Cash Flows from Investing Activities

Net cash used for investing activities for the nine months ended October 31, 2013 was $0.7 million, as compared to $0.3 million for the nine months ended October 31, 2012. The increase is attributable to increased expenditures for purchases of property and equipment to support the growth in our business operations.

Net Cash Flows from Financing Activities

Net cash used for financing activities for the nine months ended October 31, 2013 was $8.9 million, which consists primarily of long term debt payments of $7.4 million, including the final repayment in May 2013 and payments on our capital lease obligations of $1.5 million. Net cash provided by financing activities for the nine months ended October 31, 2012 was $29.5 million, which consisted primarily of proceeds from our initial public offering of common stock of $34.6 million and proceeds from long-term debt borrowings of $3.5 million, partially offset by payments on our former line of credit of $7.0 million, payments on our capital lease obligations of $0.7 million and payments on our long-term debt of $0.8 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of either October 31, 2013 or January 31, 2013.

Capital Resources

Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new solutions and applications, the sales and marketing resources needed to further penetrate our market and gain acceptance of new solutions and applications we develop, the expansion of our operations in the United States and internationally and the response of competitors to our solutions and applications. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. Our practice has been to reinvest the undistributed earnings of our foreign subsidiaries in their local jurisdictions, and we currently do not intend to repatriate such earnings. As of October 31, 2013 and January 31, 2013, approximately $3.2 million and $3.5 million, respectively, of our cash is held in bank accounts outside the United States and may not be completely available to fund our domestic operations and obligations without paying taxes upon repatriation.

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

The Euro was approximately 6.0% and 2.5% stronger against the United States dollar on average, for the three and nine months ended October 31, 2013, when compared with the three and nine months ended October 31, 2012. The resulting net overall impact to revenue was an increase of approximately $0.3 million and $0.3 million, during the three and nine months ended October 31, 2013, respectively. The resulting net overall impact to operating expenses was an increase of approximately $0.2 million and $0.2 million, during the three and nine months ended October 31, 2013, respectively.

The exchange rate impact of other currencies for the three months ended October 31, 2013, primarily driven by a weaker Japanese yen, was a decrease to revenue and operating expense of approximately $0.6 million and $0.2 million, respectively. The exchange rate impact of other currencies for the nine months ended October 31, 2013, primarily driven by a weaker Japanese yen, was a decrease to revenue and operating expense of approximately $1.4 million and $0.5 million, respectively.

For the three months ended October 31, 2013, a 10% change in the exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won would have resulted in a $0.8 million change in revenue. For the nine months ended October 31, 2013, a 10% change in the exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won would have resulted in a $2.1 million change in revenue.

Interest Rate Sensitivity

Our outstanding long-term debt carried interest at a fixed rate. Our revolving bank line of credit bore interest at a floating rate. We had no outstanding borrowings under our revolving bank line of credit as of January 31, 2013 or at any time during fiscal year 2014. On May 23, 2013, the line of credit expired in accordance with its terms and on May 31, 2013 we repaid, with available cash on hand, all outstanding obligations under our Loan and Security Agreement with Gold Hill Capital 2008, L.P. and Massachusetts Capital Resource Company. As a result, we do not believe that we are exposed to material interest rate risk at this time. Interest income is sensitive to changes in the general level of United States and international interest rates. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash and short-term investments are relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

We do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Material Weakness in Internal Control over Financial Reporting and Status of Remediation Efforts.

As discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, our management has determined that we have the following material weaknesses in our internal control over financial reporting: (1) we do not have the appropriate resources and controls to properly account for taxes and (2) we do not have adequate oversight and controls related to our accounting for complex equity arrangements. These deficiencies constituted material weaknesses in our control environment as of October 31, 2013 and January 31, 2013, 2012 and 2011. We have concluded that these material weaknesses in our internal control over financial reporting are due to the fact that we do not have the appropriate resources with the appropriate level of experience and technical expertise to account for taxes and complex equity arrangements. In order to remediate these material weaknesses, we have taken and are taking the following actions:

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of October 31, 2013 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2013 because of the material weaknesses in internal controls over financial reporting discussed above.

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

You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, filed with the SEC on April 9, 2013 and other documents we file with the SEC. The risks and uncertainties described are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions including a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, natural disasters or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations and liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

From August 1, 2013 through October 31, 2013, we issued 9,618 shares of our common stock to employees at per share prices ranging from $0.78 to $11.38 pursuant to exercises of options granted under our stock option plans, resulting in aggregate cash consideration to us of $38,000.

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

(b) Use of Proceeds

On July 3, 2012, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-176019), which was declared effective by the Securities and Exchange Commission on June 27, 2012. The underwriters for the offering were Stifel Nicolaus & Company, Incorporated, Robert W. Baird & Co. Incorporated, Canaccord Genuity Inc. and Needham & Company, LLC. We used approximately $5.3 million of the net proceeds from this offering for working capital purposes during the three months ended October 31, 2013.

ITEM 5.	OTHER INFORMATION.

As previously announced, on November 1, 2013, Edmond L. Furlong, our Chief Operating Officer and Chief Financial Officer, notified us that he intends to resign his employment with us effective as of March 31, 2014. On November 12, 2013, we entered into a letter agreement with Mr. Furlong regarding the terms of the separation of his employment with us. Under the terms of the letter agreement, Mr. Furlong will continue to be employed by us through March 31, 2014 in a transition capacity. During that time, we will continue to pay Mr. Furlong his current salary and unvested equity awards held by Mr. Furlong will continue to vest in accordance with their terms. In addition, we have agreed to make payments to Mr. Furlong on December 13, 2013 and March 31, 2014 in the amounts of $220,500, which is equal to his target bonus for our fiscal year ending on January 31, 2014, and $122,500, respectively.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-k, event date June 27, 2012, filed on July 3, 2012).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012).

3.3	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013)

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen A. Remondi, President and Chief Executive Officer of Exa Corporation.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Edmond L. Furlong, Chief Financial Officer of Exa Corporation.

32.1**	Section 1350 Certification, executed by Stephen A. Remondi, President and Chief Executive Officer of Exa Corporation.

32.2**	Section 1350 Certification, executed by Edmond L. Furlong, Chief Financial Officer of Exa Corporation.

101***	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of SEC Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

EXA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXA CORPORATION (Registrant)

By:	/s/ Edmond L. Furlong
Edmond L. Furlong
Chief Financial Officer and Chief Operating Officer

Date: December 10, 2013