Form 10-K
period 2014-01-31
EXA CORP
filed 2014-03-26
CIK 890264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2013 based on the closing price of the registrant’s common stock on such date as reported by the NASDAQ Global Market: $90,308,131.

As of March 21, 2014, 13,357,123 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before May 31, 2014 are incorporated by reference in Part III of this Annual Report on Form 10-K.

EXA CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JANUARY 31, 2014

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

We currently focus primarily on the ground transportation market, including manufacturers in the passenger vehicle, highway truck, off-highway vehicle and train markets, as well as their suppliers. Over 125 manufacturers currently utilize our products and services, including 14 of the global top 15 passenger vehicle manufacturer groups such as BMW, Ford, Hyundai, Jaguar Land Rover, Nissan, Porsche, Renault, Toyota and Volkswagen; truck and off-highway vehicle manufacturers such as Hyundai, Kenworth, Kobelco, MAN, Peterbilt, Scania and Volvo Truck; and suppliers to these manufacturers, such as Cummins, Denso and Magna Steyr. We are also beginning to explore other markets in which we believe the capabilities of PowerFLOW have broad application, such as the aerospace, oil and gas production, chemical processing, architecture, engineering and construction, power generation, biomedical and electronics industries.

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

We were founded in 1991 and had 257 employees worldwide at January 31, 2014. Our corporate headquarters, including our principal administrative, marketing, technical support, research and product development facilities, are located in Burlington, Massachusetts. Our website is www.exa.com, and we make available through the investor relations section of this site, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. We also make our code of ethics and certain other governance documents and policies available through our website. We intend to make required disclosures of amendments to our code of ethics, or waivers of a provision of our code of ethics, on the “Corporate Governance” page of our website’s investor center.

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

All of these activities are significantly influenced by rising consumer expectations for more efficient and environmentally sensitive products, and by government regulatory activity that is pervasive in many industries. For example, the product strategies of automobile manufacturers have for years been shaped by their need to comply with an array of regulatory requirements, including mandatory corporate average fuel economy, or CAFE, standards. The United States passenger car and light truck CAFE standard continues to rise, from 27.3 miles per gallon, or MPG, in 2011 to 35.5 MPG in 2016 and to a proposed 56.2 MPG by 2025, requiring a doubling of fuel economy performance over the next 11 years. Similar mandates relating to particulate and CO2 emissions apply in other segments of the transportation industry. For manufacturers of transportation systems, achieving these goals requires major improvements in aerodynamics, weight, and propulsion systems of their products. Our customers need to attain these goals while continuing to meet customer demands for aesthetically pleasing and innovative product designs.

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

By adding functionality that addresses phenomena such as thermal radiation or acoustic transmission, we have been able to provide our customers with solutions that extend beyond our initial fluid dynamics focus. As we continue to add new applications solutions to broaden the range of simulation problems that PowerFLOW can address, adoption of our technology has spread from the automotive market that was our initial focus to other segments of the ground transportation industry. For example, the addition of thermal management capability to our product in fiscal year 2008 enabled us to offer simulation solutions to the truck and off-highway equipment markets, in which thermal management is a significant challenge. In fiscal year 2014, these market segments accounted for approximately 16% of our total revenue.

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

As our customers have recognized the predictive accuracy of our simulation solutions, they are beginning to adopt verification of design behavior by means of PowerFLOW simulation as an alternative to physical experimentation as a basis for critical design signoffs. Similar approaches are now being utilized by regulatory agencies. For example, greenhouse gas regulations issued by the United States Environmental Protection Agency and National Highway Traffic Safety Administration for medium and heavy-duty vehicles permit aerodynamic drag (a key value used to determine compliance with CO2 emission standards) to be certified by means of fluid dynamics simulation.

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

•

Predictable business model. Our revenue is derived primarily from the sale of access to our simulation software, under annual capacity-based licenses for which we typically invoice our customers at the beginning of the license term. The principal driver of our revenue growth is customers’ increased consumption of simulation capacity, as our solutions penetrate more deeply and widely across their organizations. The recurring nature of our revenues, as customers annually renew or increase their simulation capacity, provides high visibility into future performance. On average over the last three fiscal years, more than 61% of our annual revenue was attributable to contractual commitments that were in place at the beginning of the fiscal year.

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

The simulation process occurs in three stages: simulation preparation, the simulation itself and analysis of the simulation results. In the simulation preparation stage, our software tools are used to prepare a digital geometric model, often based on CAD design data, for use in our PowerFLOW simulation engine. The user then selects the environmental and operating conditions, such as highway speed with a cross wind or slow towing hill climb, under which to evaluate the digital model. The simulation stage involves the use of our PowerFLOW simulation engine to model complex fluid flows and other phenomena as they relate to the digital model and test conditions prepared in the simulation preparation. Lastly, simulation analysis involves the use of visualization and other tools to gain insights into the data generated by the simulation step. These results can be used to further refine the digital model for use in later iterations of the simulation step. In the analysis phase, we offer sophisticated optimization algorithms that assist in searching within specified constraints for improved designs, something that is not possible in physical test environments.

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

PowerDELTA with PowerCLAY	Streamlines and automates the simulation model preparation process by applying proven concepts of parametric feature modeling and history tree model management to the process of simulation model creation and update. PowerDELTA now includes PowerCLAY morphing technology that allows users to perform real-time, studio-quality morphing of models for easy design optimization. Design data in most major CAD and mesh formats are supported—even at varying levels of quality.

PowerCASE	Efficiently creates, edits, and compiles a complete PowerFLOW simulation case. The compiled case file controls the construction of the simulation grid produced by the discretizer (PowerFLOW’s grid generator), which in turn drives the actual simulation.

Simulation Server	Key Features
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

Customers and Markets

Our initial focus has been on the ground transportation market, and primarily on makers of passenger vehicles, due to the immediate benefits and strong value proposition of our solutions for vehicle manufacturers. Over 96% of our fiscal year 2014 revenues were generated from the ground transportation market, including 61% from our ten largest customers and 12% from our largest customer.

The segments of the ground transportation market that we serve include the following:

•	Passenger vehicle manufacturers;

•	Highway truck manufacturers;

•	Off-highway vehicle manufacturers (including agricultural, construction and military vehicles and machines);

•	Train manufacturers; and

•	Suppliers to the above manufacturers.

Over 125 manufacturers currently utilize our products and services, including 14 of the global top 15 passenger vehicle manufacturer groups, based on motor vehicle production volume for 2012, as reported by the Organisation Internationale des Contructeurs d’Automobiles, or the International Organization of Vehicle Manufacturers, such as BMW, Ford, Hyundai, Jaguar Land Rover, Nissan, Porsche, Renault, Toyota and Volkswagen; truck and off-highway vehicle manufacturers such as Hyundai, Kenworth, Kobelco, MAN, Peterbilt, Scania and Volvo Truck; and suppliers to these manufacturers, such as Cummins, Denso and Magna Steyr.

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

Sales and Marketing

We sell our products and services primarily through our direct sales force of 137 persons in the United States, United Kingdom, France, Germany, Italy, Japan, Korea and China at January 31, 2014, including 26 sales executives, 32 technical account managers assigned to our most deployed customers and a worldwide staff of 78 field applications engineers. We also sell our products and services through a distributor in India and through a sales agent in Brazil.

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

Research and Development

Our product development activities are carried out by our research and development organization, which at January 31, 2014 encompassed 98 persons, including 21 scientists engaged in basic research in fluid dynamics, 37 software engineers, 32 applications management personnel and 8 product management personnel. Our senior research and development scientists include leaders in the field of fluid dynamics who have pioneered the use of the lattice Boltzmann method. Our applications management teams, which are organized around the core engineering disciplines and departments within our customers’ organizations, perform a critical role in establishing and executing our product development roadmap, by identifying customer needs, developing product requirements and working with customers to implement and improve our solutions. Examples of our current research and development activities include basic research to improve the capabilities and performance of our core fluids simulation engine, which is currently in its fifth generation, as well as the expansion of our solutions to address new simulation applications, for example, modeling of moving geometries such as rotating machinery.

Our total expenditures on research and development were $18.2 million, or 33.5% of total revenues in fiscal year 2014, $16.7 million, or 34.1% of total revenues in fiscal year 2013 and $14.4 million, or 31.5% of total revenues, in fiscal year 2012. In order to maintain and extend our technology leadership and competitive position, we intend to continue to devote significant effort to our research and development activities.

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

We have obtained or applied for patent protection with respect to some of our core intellectual property, but generally do not rely on patents as a principal means of protecting intellectual property. As of January 31, 2014 we owned eleven patents issued in the United States and sixteen pending patent applications in the United States.

We conduct business under our trademarks and use trademarks on some of our products. We believe that having distinctive marks may be an important factor in marketing our products. As of January 31, 2014, we have registered thirteen of our significant trademarks in the United States and in limited subset in selected other countries. Although we have a foreign trademark registration program for selected marks, the laws of many countries protect trademarks solely on the basis of registration and we may not be able to register or use such marks in each foreign country in which we seek registration. We monitor use of our trademarks and intend to enforce our rights to our trademarks.

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

Executive Officers and Directors

The following table sets forth information with respect to our executive officers as of March 26, 2014:

Name	Age	Position
Stephen A. Remondi	48	Chief Executive Officer, President, Director

Edmond L. Furlong (1)	50	Chief Operating Officer and Chief Financial Officer

Jean-Paul Roux	50	Vice President of European Operations

Hudong Chen, Ph.D.	57	Chief Scientist, Vice President of Physics

James Hoch	49	Vice President of Software Development

Stephen P. Sarno (1)	47	Vice President, Finance and Chief Accounting Officer

(1)	As previously announced, on November 1, 2013, Mr. Furlong notified us that he intends to resign his employment with us effective as of March 31, 2014. Mr. Sarno has been appointed to serve as our Acting Chief Financial Officer upon the effectiveness of Mr. Furlong’s resignation.

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

A significant portion of our revenues is derived from renewals by our existing customers of annual licenses to use PowerFLOW, and in any fiscal period, a large portion of our revenue is typically attributable to a small number of significant customers. In fiscal years 2014, 2013 and 2012, approximately 61%, 62% and 64% of our revenue, respectively, was attributable to our ten largest customers in the aggregate. Due to the concentration of revenue in a small number of customers, a significant reduction in usage of PowerFLOW by any of these customers, or the non-renewal of their annual licenses, due to the cancellation or postponement of vehicle development programs or for any other reason, could have a materially adverse effect on our results of operations.

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

We derive a substantial majority of our total revenue from companies in the ground transportation industry. Accordingly, our future success depends upon the continued demand for digital simulation software and services by companies in this industry. The ground transportation industry and the other manufacturing industries that we serve, or may expand into, periodically experience economic downturns that can adversely affect our business. For example, we were negatively impacted by the suspension or postponement of vehicle development programs by our customers in response to the 2008 financial crisis and resulting recession, which significantly affected the automotive industry. Furthermore, terrorist attacks, other increased global hostilities and natural disasters have, at times, contributed to widespread uncertainty and speculation in the world financial markets. The impact of events of this kind may be exacerbated by other economic factors, such as increased operating and manufacturing costs due to rising global energy prices or the tightening of the financial and credit markets, and by changes in commercial and consumer preferences and spending habits. In the future, such cyclical trends and economic factors may adversely affect our business by reducing customer capital expenditures, extending design cycles and reducing our revenue and, ultimately, our results of operations. In addition, manufacturers in the ground transportation market tend to adhere to a technology choice for long periods, possibly an entire product development cycle. As a result, a lost opportunity with a given customer may not again become a new opportunity for several years or projects may be delayed if development of a new product is put on hold or terminated.

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

International sales of PowerFLOW and our related products and services are important to our growth and profitability. In the fiscal year ended January 31, 2014, 77% of our revenue was attributable to sales in international markets, and at January 31, 2014, we had 15 offices in 8 countries. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations, and if we are unable to manage the various risks associated with supporting our international sales and service efforts effectively, the growth and profitability of our business may be adversely affected.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of our net operating loss carryforwards before they expire. We performed an analysis as of January 31, 2014, and determined that we had not experienced an ownership change for purposes of Section 382. However, future transactions in our common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards and other attributes that could be utilized annually in the future to offset our taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or sales of common stock by us, could have a material adverse effect on our results of operations in future years.

We may need substantial additional funding and we may be unable to raise capital when needed, which could force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We believe that our cash on hand and cash flows from operations will be sufficient to meet our anticipated cash requirements for at least the next twelve months. However, our actual capital requirements will depend on many factors, many of which are outside our control, including:

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

As of January 31, 2014, MIT has not commenced suit against us with respect to its claims, and if any such suit is commenced by MIT, we intend to defend it vigorously. Litigation instituted by MIT alleging infringement by us of its patent rights, whether meritorious or not, could be time-consuming to defend and could damage our reputation, result in substantial and unanticipated costs associated with litigation, or result in the payment by us of damages. We believe that if MIT were to prevail in any such litigation, the royalties due under the terms of the license agreement, after giving effect to the approximately $0.2 million in royalties that we have already paid, would not exceed approximately $2.6 million (excluding any interest or costs of litigation).

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

Shares of our common stock were sold in our July 2012 initial public offering at a price of $10.00 per share, and, through January 31, 2014, our common stock has subsequently traded at prices as high as $16.42 and as low as $6.88 per share. An active, liquid and orderly market for our common stock may not continue, which could depress the trading price of our common stock and limit your opportunities to resell shares of our common stock at or above the price you paid.

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

If we are unable to maintain effective internal control over financial reporting, investors could lose confidence in our financial statements and our company, which could have a material adverse effect on our business and stock price.

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. In addition, once we are no longer an emerging growth company, our independent registered public accounting firm will be required to consider our internal controls over financial reporting and express an opinion as to their effectiveness. If our management or our independent registered public accounting firm identifies one or more unremediated material weaknesses in our internal control over financial reporting, we will be unable to conclude that such internal control is effective. If we are unable to conclude that our internal control over financial reporting is effective because the material weaknesses identified above have not been remediated or for any other reason, or, when we are no longer an emerging growth company, if our independent registered public accounting firm is unable to express an opinion that our internal control over financial reporting is effective, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

Price Range of Common Stock

Our common stock trades on the NASDAQ Global Market tier of the NASDAQ Stock Market under the symbol: “EXA.” The following table sets forth the high and low sales prices per share of our common stock, for each quarter during fiscal years 2014 and 2013, following the consummation of our initial public offering on July 2, 2012.

	2014		2013
	High	Low	High		Low
First Quarter	$10.60	$6.88	$	n/a	$	n/a
Second Quarter	11.68	7.30		10.88		9.25
Third Quarter	16.42	10.90		13.40		9.00
Fourth Quarter	15.97	12.01		12.62		8.69

On March 21, 2014, the last reported sale price on the NASDAQ Global Market for our common stock was $14.00 per share. On March 21, 2014, there were approximately 85 holders of record of our common stock. This number does not include stockholders for whom our shares were held in “nominee” or “street” name.

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

Unregistered Sales of Equity Securities

From November 1, 2013 through January 31, 2014, we issued 240 shares of our common stock to an employee at a per share price of $6.50 pursuant to exercises of options granted under our 2007 Stock Incentive Plan, resulting in aggregate cash consideration to us of $1,560.

The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act and Rule 701 promulgated under Section 3(b) of the Securities Act as a transaction by an issuer not involving any public offering and pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Comparative Stock Performance

The following stock performance graph compares the cumulative total return to stockholders for our common stock for the period commencing June 26, 2012 (the date on which our common stock commenced trading on the NASDAQ Global Market) and ended January 31, 2014 against the cumulative total return of the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. The calculation of total cumulative returns assumes a $100 investment in our common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index, and assumes reinvestment of all dividends, if any. The historical information set forth below is not necessarily indicative of future performance.

	6/12	7/12	10/12	1/13	4/13	7/13	10/13	1/14
Exa Corporation	100.00	102.30	126.12	102.14	76.12	116.84	156.73	143.67
NASDAQ Composite	100.00	100.37	101.99	108.09	115.41	126.29	137.40	144.26
NASDAQ Computer & Data Processing	100.00	98.16	99.29	106.93	115.94	126.15	141.21	155.72

Use of Proceeds

On July 3, 2012, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-176019), which was declared effective by the Securities and Exchange Commission on June 27, 2012. The underwriters for the offering were Stifel Nicolaus & Company, Incorporated, Robert W. Baird & Co. Incorporated, Canaccord Genuity Inc. and Needham & Company, LLC. We did not utilize any of the net proceeds of this offering in our business during the three months ended January 31, 2014.

ITEM 6:	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 8 of this Annual Report on Form 10-K and with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

Our selected consolidated statement of operations data for the fiscal years ended January 31, 2014, 2013 and 2012 and our selected consolidated balance sheet data as of January 31, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this report. Our selected consolidated statement of operations data for the fiscal years ended January 31, 2011 and 2010 and selected consolidated balance sheet data as of January 31, 2012, 2011 and 2010 are derived from our audited consolidated financial statements which have not been included in this report.

Selected Consolidated Financial Data

	Years Ended January 31,
	2014 (1)	2013 (2)	2012	2011	2010
	(in thousands, except share and per share data)
Statement of Operations Data
Total revenue	$54,514	$48,868	$45,930	$37,907	$35,618
Operating (loss) income	(122)	1,960	5,035	3,116	767
Net (loss) income	$(709)	$763	$14,138	$691	$(1,180)
(Loss) earnings per share—basic	$(0.05)	$0.10	$28.63	$1.41	$(2.40)
Weighted average shares—basic	13,326,883	7,929,364	493,763	491,623	490,999
(Loss) earnings per share—diluted	$(0.05)	$0.06	$1.37	$0.07	$(2.40)
Weighted average shares—diluted	13,326,883	12,896,487	10,324,811	10,154,136	490,999
Balance Sheet Data
Cash	$28,753	$30,716	$11,468	$2,780	$2,402
Total current assets	60,319	61,464	32,212	26,914	20,983
Total assets	84,849	84,070	54,566	30,198	25,216
Long-term debt and capital leases, net of current portion	2,695	7,842	4,506	4,650	169
Convertible preferred stock	—	—	32,678	32,663	32,703
Stockholder’s equity (deficit)	$35,533	$34,771	$(35,623)	$(50,309)	$(51,341)

(1)	On May 31, 2013 we repaid, with available cash on hand, all outstanding obligations under our Loan and Security Agreement dated January 28, 2011 with Gold Hill Capital 2008, L.P. and Massachusetts Capital Resource Company. The repayment amount included $6.9 million of outstanding principal, $0.1 million of accrued interest and $0.2 million of deferred origination fees that were accrued for in other long-term liabilities. In addition, in accordance with the agreement terms, we incurred and paid a prepayment interest penalty of $0.3 million, representing 3% of the amount advanced to us under the agreement in January 2011 and 4% of the amount advanced to us under the agreement in March 2012. We recognized a loss from the extinguishment of this debt of $0.8 million during the second quarter of fiscal year 2014, representing the prepayment interest penalty and the write-off of unamortized debt discount.
(2)	On July 3, 2012, we completed our initial public offering in which we issued and sold 4,166,667 shares of common stock at a public offering price of $10.00 per share. We received net proceeds of $34.6 million after deducting underwriting discounts and commissions of approximately $2.9 million and other offering expenses of approximately $4.2 million. Upon the closing of the initial public offering, each share of our preferred stock was converted into two thirteenths of a share of our common stock.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We currently focus primarily on the ground transportation market, including manufacturers in the passenger vehicle, highway truck, off-highway vehicle and train markets, as well as their suppliers. Over 125 manufacturers currently utilize our products and services, including 14 of the global top 15 passenger vehicle manufacturers, based on motor vehicle production volume for 2012, as reported by the Organisation Internationale des Constructeurs d’Automobiles, or the International Organization of Vehicle Manufacturers. Global vehicle manufacturers face increasing pressure, from government mandates as well as from consumers, to improve the efficiency of their products. This requires different powertrain choices, changes in the shape of the vehicle, and reductions in vehicle weight, all of which we believe favor the adoption of simulation-driven design.

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

We have a predictable business model based on recurring revenue from a growing customer base. For fiscal year 2014, we recorded total revenues, net loss and Adjusted EBITDA of $54.5 million, $0.7 million and $3.3 million, respectively. Since generating our first commercial revenue in 1994, our annual revenue has increased for 20 consecutive years. Our total revenues in fiscal year 2014 increased 11.6%, compared with fiscal year 2013. On a constant currency basis, our total revenues in fiscal year 2014 increased 14.3%, compared with fiscal year 2013. Adjusted EBITDA and revenue on a constant currency basis are non-GAAP financial measures.

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

	Years Ended January 31,
	2014	2013	2012
(in thousands)
Revenue:
License revenue	$44,579	$41,151	$38,754
Project revenue	9,935	7,717	7,176

Total revenues	54,514	48,868	45,930

Operating expenses: (1)
Cost of revenues	15,959	14,154	12,075
Sales and marketing	9,543	7,115	6,233
Research and development	18,240	16,687	14,449
General and administrative (2)	10,894	8,952	8,138

Total operating expenses	54,636	46,908	40,895

(Loss) income from operations	(122)	1,960	5,035

Other expense, net:
Foreign exchange (loss) gain	(83)	17	(106)
Interest expense	(694)	(1,635)	(1,289)
Interest income	15	4	5
Loss on extinguishment of debt	(755)	—	—
Other income (expense), net	10	529	(213)

Total other expense, net	(1,507)	(1,085)	(1,603)

(Loss) income before income taxes	(1,629)	875	3,432
Benefit (provision) for income taxes	920	(112)	10,706

Net (loss) income	$(709)	$763	$14,138

(1)	Amounts include stock-based compensation expense as follows:

	Years Ended January 31,
	2014	2013	2012
(in thousands)
Cost of revenues	$137	$111	$79
Sales and marketing	239	190	119
Research and development	376	308	227
General and administrative	458	315	211

Total stock-based compensation expense	$1,210	$924	$636

(2)	Includes amortization expense related to intangible assets as follows:

	Years Ended January 31,
	2014	2013	2012
General and administrative	$351	$383	$65

	Years Ended January 31,
	2014	2013	2012
(as a percent of total revenue)
Revenue:
License revenue	81.8%	84.2%	84.4%
Project revenue	18.2%	15.8%	15.6%

Total revenues	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues	29.3%	29.0%	26.3%
Sales and marketing	17.5%	14.6%	13.6%
Research and development	33.5%	34.1%	31.5%
General and administrative	20.0%	18.3%	17.7%

Total operating expenses	100.2%	96.0%	89.0%

(Loss) income from operations	(0.2)%	4.0%	11.0%

Other expense, net:
Foreign exchange (loss) gain	(0.2)%	0.0%	(0.2)%
Interest expense	(1.3)%	(3.3)%	(2.8)%
Interest income	0.0%	0.0%	0.0%
Loss on extinguishment of debt	(1.4)%	0.0%	0.0%
Other income (expense), net	0.0%	1.1%	(0.5)%

Total other expense, net	(2.8)%	(2.2)%	(3.5)%

(Loss) income before income taxes	(3.0)%	1.8%	7.5%
Benefit (provision) for income taxes	1.7%	(0.2)%	23.3%

Net (loss) income	(1.3)%	1.6%	30.8%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of Fiscal Years Ended January 31, 2014 and 2013

Revenue

	Years Ended January 31,
	2014	2013	Increase	% Change
(in thousands, except percentages)
License revenue	$44,579	$41,151	$3,428	8.3%
Project revenue	9,935	7,717	2,218	28.7

Total revenues	$54,514	$48,868	$5,646	11.6%

License revenue increased 8.3%, from $41.2 million in fiscal year 2013 to $44.6 million in fiscal year 2014. The $3.4 million increase was driven almost entirely by increased consumption of simulation capacity by existing customers and the addition of 17 new license customers. Project revenue increased $2.2 million during fiscal year 2014 compared to fiscal year 2013 due to expanded sales and greater activity with existing customers.

Foreign exchange fluctuations, particularly the weakness of the Japanese yen, negatively impacted total revenue in fiscal year 2014 by $1.3 million as compared to fiscal year 2013. On a constant currency basis, our total revenues in fiscal year 2014 increased 14.3%, compared with fiscal year 2013.

Cost of revenue

	Years Ended January 31,
	2014	2013	Increase	% Change
(in thousands, except percentages)
Cost of revenue	$15,959	$14,154	$1,805	12.8%

Cost of revenue for fiscal year 2014 was $16.0 million, an increase of $1.8 million, or 12.8%, compared with $14.2 million during fiscal year 2013. As a percentage of revenues, cost of revenues increased to 29.3% for fiscal year 2014 from 29.0% for fiscal year 2013. Payroll and employee related costs, including travel, accounted for approximately $1.5 million of the increase, primarily as a result of the net addition of 10 new application engineers, merit increases for existing personnel, increased stock compensation expense and increased travel due to expanded service and support efforts. In addition, capacity expansions at our New Jersey data center and our opening of a new data center in France, together resulted in increased facility costs of $0.4 million, including hosting fees, rent, utilities and depreciation. These increases were partially offset by approximately $0.1 million of reduced expenditures for consulting professionals.

Sales and marketing

	Years Ended January 31,
	2014	2013	Increase	% Change
(in thousands, except percentages)
Sales and marketing	$9,543	$7,115	$2,428	34.1%

Sales and marketing expenses for fiscal year 2014 were $9.5 million, an increase of $2.4 million, or 34.1% compared with $7.1 million for fiscal year 2013. As a percentage of revenues, sales and marketing expenses increased to 17.5% for fiscal year 2014 from 14.6% for fiscal year 2013. Increased non-commission payroll and employee related costs, including travel, accounted for approximately $1.2 million of the increase, primarily due to the net addition of 1 new sales person in fiscal year 2014, merit increases for existing personnel and increased payroll taxes associated with the increased payroll and commission levels. Commission expense increased by approximately $1.1 million due to an increase in invoicing levels during fiscal year 2014 as compared to fiscal year 2013. The balance of the increase is primarily attributed to the addition of consultants to expand our sales efforts in targeted areas.

Research and development

	Years Ended January 31,
	2014	2013	Increase	% Change
(in thousands, except percentages)
Research and development	$18,240	$16,687	$1,553	9.3%

Research and development expenses for fiscal year 2014 were $18.2 million, an increase of $1.6 million, or 9.3%, compared with $16.7 million for fiscal year 2013. As a percentage of revenues, research and development expense decreased to 33.5% for fiscal year 2014 from 34.1% for fiscal year 2013. Payroll and employee related costs, including travel-related expenses, accounted for approximately $1.2 million of the increase, primarily as a result of the net addition of 7 new scientists and software engineers and merit increases for existing personnel. In addition, capacity expansions at our New Jersey data center and our opening of a new data center in France, together resulted in increased facility costs of $0.5 million, including hosting fees, rent, utilities and depreciation. These increases were partially offset by approximately $0.1 million of reduced expenditures for consulting professionals and academic sponsorship costs.

General and administrative

	Years Ended January 31,
	2014	2013	Increase	% Change
(in thousands, except percentages)
General and administrative	$10,894	$8,952	$1,942	21.7%

General and administrative expenses for fiscal year 2014 were $10.9 million, an increase of $1.9 million, or 21.7%, compared with $9.0 million for fiscal year 2013. As a percentage of revenues, general and administrative expenses increased to 20.0% for fiscal year 2014, from 18.3% for fiscal year 2013. Increased payroll and employee related costs, including travel, accounted for approximately $1.0 million of the increase, primarily as a result of the addition of our chief accounting officer at the end of the third quarter of fiscal year 2013, merit-based and incentive-based compensation increases for existing personnel, increased stock-based compensation for existing personnel and certain members of our board of directors and recruiting and severance costs associated with our departing chief financial officer. Approximately $0.8 million of the increase is primarily attributed to increased professional costs and costs associated with being a public company after our initial public offering, which occurred on July 3, 2012, including increased audit and legal fees, investor relations fees, filing fees, insurance premiums and franchise taxes. In addition, during fiscal year 2013, we released a $0.3 million sales tax reserve after a state-by-state customer review determined that the reserve was no longer required, resulting in a positive impact that did not recur in fiscal year 2014. The above increases were partially offset by approximately $0.2 million in cost savings primarily associated with our facilities.

Other expense, net

	Years Ended January 31,
	2014	2013	Increase	% Change
(in thousands, except percentages)
Other expense, net	$1,507	$1,085	$422	38.9%

Total other expense, net for fiscal year 2014 was $1.5 million, a decrease of $0.4 million, or 38.9%, from $1.1 million for fiscal year 2013. Other expense, net for fiscal year 2014 primarily consists of a $0.8 million loss from the extinguishment of debt related to the repayment of all outstanding obligations under our former loan and security agreement in May 2013 and interest expense of $0.7 million. Other expense net, for fiscal year 2013 primarily consists of interest expense of $1.6 million, offset by $0.5 million in gains relating to the marking to market of our former equity participation right and our former preferred stock warrant liability. As a result of the

May 2013 repayment of debt, we saved cash interest which would otherwise have been incurred under the agreement of approximately $0.4 million in fiscal year 2014 and we expect to save $0.4 million and $0.2 million of cash interest in fiscal years 2015 and 2016, respectively.

Benefit (provision) for income taxes

	Years Ended January 31,
	2014	2013	Change	% Change
(in thousands, except percentages)
Benefit (provision) for income taxes	$920	$(112)	$1,032	921.4%

Income taxes changed from a provision of $0.1 million in fiscal year 2013 to a benefit of $0.9 million in fiscal year 2014, and our effective tax rate changed from 12.8% to 56.5%. For fiscal year 2014, the effective income tax rate differed from the federal statutory rate mainly due to nondeductible compensation offset by the tax benefit of federal and state research and development credits. For fiscal years ended January 31, 2014 and 2013, the effective income tax rate was impacted discretely by loss on extinguishment of debt, and for 2013 only, mark-to-market adjustments on our former warrants and equity participation right, for which there was no tax provision.

We do not expect that our unrecognized tax benefit will change significantly within the next twelve months. We and our subsidiaries file United States federal income tax returns and tax returns in various state and foreign jurisdictions. With limited exceptions, we are no longer subject to federal, state, local or foreign examinations for years prior to January 31, 2009. However, carryforward attributes that were generated prior to January 31, 2010 may still be adjusted upon examination by federal, state and local tax authorities if they either have been or will be used in a future period.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of our net operating loss carryforwards before they expire. We performed an analysis as of January 31, 2014, and determined that we had not experienced an ownership change for purposes of Section 382. However, future transactions in our common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards and other attributes that could be utilized annually in the future to offset our taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or sales of common stock by us, could have a material adverse effect on our results of operations in future years.

Comparison of Fiscal Years Ended January 31, 2013 and 2012

Revenue

	Years Ended January 31,		Increase	% Change
	2013	2012
(in thousands, except percentages)
License revenue	$41,151	$38,754	$2,397	6.2%
Project revenue	7,717	7,176	541	7.5

Total revenues	$48,868	$45,930	$2,938	6.4%

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

Cost of revenue for fiscal year 2013 was $14.2 million, an increase of $2.1 million, or 17.2%, compared with $12.1 million during fiscal year 2012. As a percentage of revenues, cost of revenues increased to 29.0% for fiscal year 2013 from 26.3% for fiscal year 2012. Payroll and employee related costs, including travel, accounted for approximately $2.3 million of the increase, primarily as a result of the net addition of 27 new application engineers, merit increases for existing personnel, a reinstated 401k employer match in fiscal year 2013, increased stock compensation expense and increased travel due to expanded service and support efforts. In addition, capacity expansions at our New Jersey data center resulted in increased facility costs of $0.5 million, including hosting fees, rent, utilities and depreciation. These increases were partially offset by a $0.8 million decrease in royalty costs. The decrease in royalty costs was the result of our acquisition from science + computing AG in November 2011 of certain intellectual property assets related to our PowerVIZ product on which we had previously paid royalties.

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

Revenue on a constant currency basis. Our international operations generate and incur expenses that are denominated in foreign currencies, and changes in currency exchange rates can materially affect our consolidated results of operations. Our principal exposures are to fluctuations in exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won. To provide investors with information concerning underlying trends in our business, we disclose revenue on a constant currency basis, which we define as GAAP revenue, adjusted to reverse the impact of changes in the exchange rates of the principal currencies in which our international operations generated revenue and incurred expenses. We calculate revenue on a constant currency basis for 2014 by converting revenue that was generated in the currencies specified above during fiscal year 2014 to United States Dollars at assumed exchange rates equal to the exchange rates in effect for such currencies during fiscal year 2013, rather than the exchange rates actually in effect during fiscal year 2014.

Adjusted EBITDA. We define Adjusted EBITDA as EBITDA, excluding stock-based compensation expense. We define EBITDA as net income, excluding depreciation and amortization, interest expense, loss on extinguishment of debt, other income (expense), foreign exchange gain (loss) and benefit (provision) for income taxes. The GAAP measure most comparable to Adjusted EBITDA is GAAP net income.

Non-GAAP operating income. We define non-GAAP operating income as GAAP operating income excluding stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP operating income is GAAP operating income.

Non-GAAP net (loss) income. We define non-GAAP net (loss) income as GAAP net (loss) income excluding the after tax impact of stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP net (loss) income is net (loss) income.

Non-GAAP net (loss) income per diluted share. We define non-GAAP net (loss) income per diluted share as GAAP net (loss) income per diluted share excluding the after tax impact of stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP net (loss) income per diluted share is GAAP net (loss) income per diluted share.

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

In considering our Adjusted EBITDA, non-GAAP operating income, non-GAAP net (loss) income and non-GAAP net (loss) income per diluted share, investors should take into account the following reconciliations of these non-GAAP financial measures to the comparable GAAP financial measures:

Adjusted EBITDA:	Years Ended January 31,
	2014	2013	2012
(in thousands)
Net (loss) income	$(709)	$763	$14,138
Add back:
Depreciation and amortization	2,185	2,009	1,502
Interest expense, net	679	1,631	1,284
Loss on extinguishment of debt	755	—	—
Other (income) loss, net	(10)	(529)	213
Foreign exchange loss (gain)	83	(17)	106
(Benefit) provision for income taxes	(920)	112	(10,706)

EBITDA	2,063	3,969	6,537
Stock-based compensation expense	1,210	924	636

Adjusted EBITDA	$3,273	$4,893	$7,173

Non-GAAP operating income:	Years Ended January 31,
	2014	2013	2012
(in thousands)
Operating (loss) income	$(122)	$1,960	$5,035
Add back:
Stock-based compensation expense	1,210	924	636
Amortization of acquired intangible assets	351	383	65

Non-GAAP operating income	$1,439	$3,267	$5,736

Non-GAAP net income:
	Years Ended January 31,
	2014	2013	2012
(in thousands)
Net (loss) income	$(709)	$763	$14,138
Add back:
Stock-based compensation expense	1,210	924	636
Amortization of acquired intangible assets	351	383	65
Income tax effect (1)	(546)	(454)	(244)

Non-GAAP net income	$306	$1,616	$14,595

Non-GAAP net income, per diluted share:
	Years Ended January 31,
	2014	2013	2012
Net (loss) income, per diluted share (2)	$(0.05)	$0.06	$1.37
Add back:
Stock-based compensation expense	0.09	0.07	0.06
Amortization of acquired intangible assets	0.03	0.03	0.01
Income tax effect (1)	(0.04)	(0.04)	(0.02)

Non-GAAP net income, per diluted share (2)(3):	$0.02	$0.13	$1.41

(1)	The tax effect of non-cash stock-based compensation expense and non-cash amortization of acquired intangibles is estimated using a blended rate equivalent to our annual estimated United States federal tax rate and our state tax rate, exclusive of our net federal benefit. This rate is based on our estimated annual GAAP income tax rate forecast. Our estimated tax rate on non-GAAP income is determined annually and may be adjusted during the year to take into account events or trends that we believe materially impact the estimated annual rate including, but not limited to, significant changes resulting from tax legislation, revenues and expenses and other significant events. Due to the differences in the tax treatment of items excluded from non-GAAP earnings, as well as the methodology applied to our estimated annual tax rates as described above, our estimated tax rate on non-GAAP income may differ from our GAAP tax rate and from our actual tax liabilities .

(2)	Share amounts utilized on a fully diluted basis were approximately 13.3 million, 12.9 million amd 10.3 million for the fiscal years ended January 31, 2014, 2013 and 2012, respectively.

(3)	Due to rounding, totals may not equal the sum of line items in the table above.

Liquidity

Overview

Our primary sources of liquidity during the fiscal year 2014 were cash and cash equivalents on hand and cash flows provided by operating activities. Our primary uses of cash during the fiscal year 2014 were capital expenditures and repayments of our term loan and capital lease obligations. As of January 31, 2014, we had $28.8 million in cash and cash equivalents.

On May 31, 2013 we repaid, with available cash on hand, all outstanding obligations under our Loan and Security Agreement dated January 28, 2011 with Gold Hill Capital 2008, L.P. and Massachusetts Capital Resource Company. The repayment amount included $6.9 million of remaining outstanding principal, $0.1 million of accrued interest and $0.2 million of deferred origination fees that were accrued for in other long-term liabilities. In addition, in accordance with the agreement terms, we incurred and paid a prepayment interest penalty of $0.3 million, representing 3% of the amount advanced to us under the agreement in January 2011 and 4% of the amount advanced to us under the agreement in March 2012. We recognized a loss from the extinguishment of this debt of $0.8 million during the second quarter of fiscal year 2014, representing the prepayment interest penalty and the write-off of unamortized debt discount. As a result of this repayment, we saved cash interest of approximately $0.4 million for the remainder of fiscal year 2014, and expect to save $0.4 million and $0.2 million of cash interest in fiscal years 2015 and 2016, respectively.

On December 10, 2013, we filed a shelf registration statement on Form S-3, which included a base prospectus relating to, among other things, the registration of $75 million of our common stock that may be offered and sold by us from time to time pursuant to Rule 415 promulgated under the Act, in amounts, at prices and on terms to be determined at the time of the offering.

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

For fiscal year 2014, net cash provided by operating activities totaled $8.4 million, and was primarily the result of a $0.6 million decrease in accounts receivable, a $2.9 million increase in accrued expenses and a $4.8 million increase in deferred revenue.

For fiscal year 2013, net cash used in operating activities totaled $9.4 million, and was primarily the result of an $8.6 million increase in accounts receivable associated with the timing of collections from certain large customers and a decrease of $2.6 million in deferred revenue.

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

Net Cash Flows from Investing Activities

Net cash used for investing activities for fiscal years 2014, 2013 and 2012 was $0.7 million, $0.4 million and $3.7 million, respectively. Expenditures for purchases of property and equipment to support the growth in our business operations for fiscal years 2014, 2013 and 2012 were $0.7 million, $0.4 million and $0.1 million, respectively. Net cash used for investing activities in fiscal year 2012 also included $3.5 million in cash paid in connection with our acquisition of certain intellectual property assets relating to our PowerVIZ product from science + computing AG.

Net Cash Flows from Financing Activities

For fiscal year 2014, net cash used for financing activities was $9.5 million, which consists primarily of long-term debt repayments of $7.4 million, including the final repayment in May 2013 and payments on our capital lease obligations of $2.1 million.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 31, 2014 or 2013.

Contractual Commitments

Our contractual obligations as of January 31, 2014 are summarized below:

	Amounts Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Capital lease obligations (1)	5,552	2,704	2,844	4	—
Operating lease obligations	9,479	3,382	3,962	1,065	1,070
Purchase obligations	5,889	2,087	3,202	600	—

Total	$20,920	$8,173	$10,008	$1,669	$1,070

(1)	Includes scheduled interest payments of $0.3 million, $0.2 million, $0.0 million and $0.0 million, respectively.

The contractual obligations table above does not include $0.5 million of net unrecognized tax benefits at January 31, 2014, as we are unable to estimate the period of cash settlement with the respective tax authorities.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition and allowance for doubtful accounts, stock- based compensation expense, intangible assets, and other long-lived assets, in-process research and development and income taxes. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the most significant judgments, assumptions and estimates we use in preparing our consolidated financial statements:

Revenue Recognition

We generate revenues from the licensing of our software products, typically in the form of one-year term “subscription” or capacity-based licenses that have a defined term, and from project fees for consulting services and training. Licenses for our software products may be software to be run on the customer’s own computer hardware, or provided in the form of software-as-a-service, via our hosted PowerFLOW OnDemand offering.

Software

We recognize revenues from licensing our software products in accordance with ASC 985-605, Software Revenue Recognition. Term licenses typically have a term of one year and allow the customer to buy simulation in the form of a limited amount of simulation capacity on customer installed software and are sold based upon simulation capacity expected to be used within a certain time period—typically not exceeding one year.

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

Licenses have finite terms that are not extendible at their expiration, and capacity usage is limited by contract to the amount specified. Our practice is not to modify existing capacity-based licenses to allow simulation capacity to be added to an existing arrangement. A customer desiring to purchase additional simulation capacity or to license additional users of our preparation and analysis software during the term of the original simulation license does so by entering into a separate arrangement. Revenue from these new arrangements is recognized over the term of the new agreements, which include bundled maintenance and support, and are for a term of less than twelve months, coterminous with the remaining term of the original simulation license.

We commence recognition of term license revenue when persuasive evidence of an arrangement exists; delivery of the software or license keys has occurred and all service elements, if bundled or linked, have commenced; payment is fixed or determinable; and collection of the resulting receivable is considered probable by management. Payments received from customers in advance of revenue recognition are treated as deferred revenue.

If training or consulting service projects are bundled with a software license sale or, as a result of specific facts and circumstances, are determined to be linked with a software license sale, we treat this as one arrangement and recognize revenue ratably on a daily basis over the license period provided that delivery of all elements of the arrangement have commenced.

Software as a service (OnDemand)

We recognize revenue from software as a service arrangement in accordance with ASC 605. Capacity-based licenses allow the customer to buy simulation capacity as a service hosted by us and are sold based upon simulation capacity expected to be used within a certain time period—typically not exceeding one year. The contracts have finite terms that are not extendible at their expiration, and capacity usage is limited by contract to the amount specified. Our practice is not to modify existing capacity-based licenses to allow simulation capacity to be added to an existing arrangement. A customer desiring to purchase additional simulation capacity or to license additional users of our preparation and analysis software during the term of the original simulation license must do so by entering into a separate arrangement. Revenue from these arrangements is recognized as the capacity is used. In the event that any capacity remains unused at the end of the term of the arrangement, it is recognized as revenue at that time.

Projects

We also derive revenue from fees for separate, project-based services. Our projects are typically short term in nature and usually complete in less than 90 days. Project pricing is generally either fixed fee or time and material based. We recognize revenue from these service arrangements in accordance with ASC 605. Projects are either sold as one deliverable, or as multiple deliverables with stand-alone value. For single deliverable projects, to the extent that adequate project reporting of time incurred and time to complete records exist, we recognize consulting services revenue as the services are performed under the proportionate performance method. In other situations, for example, providing a customer with an on-site engineer for a defined period of time to provide services at the customer’s direction, we recognize revenue ratably over the service period. In situations where we are unable to utilize the proportional performance method, for example due to either the lack of adequate documentation of time incurred or to be incurred or a lack of a defined service, period revenue is deferred until the contract is completed.

For projects which have multiple deliverables, each with stand-alone value, we recognize revenue based on ASC 605 and allocate the arrangement consideration based on the relative selling price of the deliverables. For our project deliverables, we use best estimated selling price (“BESP”) as our selling price if vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price (“TPE”) do not exist. If each deliverable does not have stand-alone value, revenue recognition is deferred until the completion of the entire project.

Multiple element arrangements

Multiple element arrangements may include customer rights to any combination of software, project deliverables, software as a service, maintenance and training.

When more than one element are contained in a single arrangement, we first allocate revenue based upon the relative selling price into two categories: (1) non-software components, such as services under projects or software as a service and (2) software components, such as software applications and related items, such as post-contract customer support and other services.

Revenue allocated to products sold which meet the definition of software components is recognized based on software accounting guidance provided for in ASC 985-605. Under this guidance, we must use the residual method to recognize revenue when a multiple element arrangement includes one or more software related elements to be delivered at a future date and VSOE of fair value of all undelivered elements exists (typically maintenance and other services), but does not exist for the delivered elements (typically the software). Since we cannot establish VSOE for the undelivered elements, the entire arrangement is deferred and recognized ratably over the contract (maintenance) period.

Revenue allocated to non-software services is recognized based on ASC 605 and the arrangement consideration is allocated based on the relative selling price of the deliverables. For our non-software deliverables, we use best estimated selling price (“BESP”) as our selling price if vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price (“TPE”) do not exist.

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

During fiscal year 2012, we determined that it was more likely than not that we would be able to realize certain of our deferred tax assets primarily as a result of expected future taxable income. Accordingly, we reversed $12.5 million of our valuation allowance during fiscal year 2012.

During fiscal year 2013, we reassessed our state tax profile and state apportionment. As a result, we recorded a valuation allowance against certain state investment tax credits and R&D credits in the amount of $0.2 million. This was due to the fact that management determined it was more likely than not that these assets would not be realized as of January 31, 2013.

During fiscal year 2014, we updated our assessment of the realizability of our deferred tax assets, considering new state tax credits and expiring state net operating loss carryforwards, and reduced our valuation allowance by $0.1 million.

We follow ASC 740-10 (formerly FASB Interpretation No. 48 or FIN 48) with regards to accounting for uncertain tax positions, which prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. For each tax position, the enterprise must determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is then measured to determine the amount of benefit to recognize within the financial statements. No benefits may be recognized for tax positions that do not meet the more likely than not threshold. Our adoption of FIN 48 resulted in no effect on our financial position or results of operations in the year of adoption as we had a full valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of such assets.

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

For fiscal years 2014, 2013 and 2012, other than for our subsidiary in England, the functional currency for all subsidiaries is the respective local currency. The resulting gains and losses from translation are included as a component of other comprehensive income. Transaction gains and losses and re-measurement of assets and liabilities denominated in currencies other than an entity’s functional currency are included in other income (expense), net.

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

As of January 31, 2012, we assessed the probability of the equity participation right becoming exercisable prior to an initial public offering of our common stock and after considering the status of our pending registration statement on Form S-1, determined that the probability of exercise had declined to approximately 16.5%, resulting in a $0.3 million reduction in the fair value of the equity participation right during fiscal year 2012.

Effective upon consummation of our initial public offering on July 3, 2012, the equity participation right expired, and the remaining fair value was reduced to zero.

Valuation of Acquired Intangible Assets

Our intangible assets, which were acquired as part of a business combination, are valued based on estimates of future cash flows and amortized over their estimated useful lives. We evaluate intangible assets when events occur or circumstances change that may reduce the value of the asset below its carrying amount using forecasts of discounted future cash flows. Intangible assets totaled $2.7 million and $3.1 million, respectively, at January 31, 2014 and January 31, 2013. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in our analysis could materially affect projected cash flows and our evaluation of impairment. Should the fair value of our finite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities. The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. We adopted ASU 2011-11 on February 1, 2013. This adoption did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Companies are also required to disclose these reclassifications by each respective line item on their statements of operations. ASU 2013-02 is effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. We adopted ASU 2013-02 on February 1, 2013. This adoption did not have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for us in the first quarter of fiscal year 2015. We adopted ASU 2013-11 on February 1, 2014. This adoption did not have a material impact on our consolidated financial statements.

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

The Euro was approximately 2.9% stronger on average, for fiscal year 2014, when compared to the U.S. dollar for fiscal year 2013. The net overall impact to revenue and operating expense was an increase of approximately $0.6 million and $0.4 million, respectively, during fiscal year 2014.

The exchange rate impact of other currencies for fiscal year 2014, primarily driven by a weaker Japanese yen, was a decrease to revenue and operating expense of approximately $1.9 million and $1.2 million, respectively.

For fiscal year 2014, a 10% increase in the exchange rates for the United States dollar versus the Euro, British pound, Japanese yen, Chinese yuan and Korean won would have resulted in a $3.0 million decrease in revenue.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE OF

EXA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Exa Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Exa Corporation and its subsidiaries at January 31, 2014 and January 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, MA

March 26, 2014

EXA CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$28,753	$30,716
Accounts receivable	27,245	27,840
Deferred tax assets	2,213	970
Prepaid expenses and other current assets	2,108	1,938

Total current assets	60,319	61,464
Property and equipment, net	7,356	6,176
Intangible assets, net	2,745	3,096
Deferred tax assets	13,306	12,274
Other assets	1,123	1,060

Total assets	$84,849	$84,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,684	$1,743
Accrued expenses	10,285	7,284
Current portion of long-term debt, net of discount (1)	—	1,747
Current portion of deferred revenue	30,594	26,013
Current maturities of capital lease obligations	2,426	2,051

Total current liabilities	44,989	38,838
Long-term debt, net of current portion and discount (1)	—	5,024
Deferred revenue	273	128
Capital lease obligations	2,695	2,818
Other long-term liabilities	528	1,009
Deferred rent	831	1,482

Total liabilities	49,316	49,299

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no
shares issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 and 195,000,000 shares authorized, respectively; 13,388,712 and 13,319,715 shares issued,
respectively; 13,356,210 and 13,287,213 shares outstanding, respectively	13	13
Additional paid-in capital	85,201	83,786
Accumulated deficit	(49,721)	(49,012)
Treasury stock (32,502 common shares, at cost)	—	—
Accumulated other comprehensive income (loss)	40	(16)

Total stockholders’ equity	35,533	34,771

Total liabilities and stockholders’ equity	$84,849	$84,070

(1)	Includes amounts due to a related party, as follows:

	January 31,
	2014	2013
Current portion of long-term debt	$—	$274
Long-term debt, net of current portion	$—	$499

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended January 31,
	2014	2013	2012
Revenue:
License revenue	$44,579	$41,151	$38,754
Project revenue	9,935	7,717	7,176

Total revenue	54,514	48,868	45,930

Operating expenses:
Cost of revenue	15,959	14,154	12,075
Sales and marketing	9,543	7,115	6,233
Research and development	18,240	16,687	14,449
General and administrative	10,894	8,952	8,138

Total operating expenses	54,636	46,908	40,895

(Loss) income from operations	(122)	1,960	5,035

Other expense, net:
Foreign exchange (loss) gain	(83)	17	(106)
Interest expense	(694)	(1,635)	(1,289)
Interest income	15	4	5
Loss on extinguishment of debt	(755)	—	—
Other income (expense), net	10	529	(213)

Total other expense, net	(1,507)	(1,085)	(1,603)

(Loss) income before income taxes	(1,629)	875	3,432
Benefit (provision) for income taxes	920	(112)	10,706

Net (loss) income	$(709)	$763	$14,138

Net (loss) income per share:
Basic	$(0.05)	$0.10	$28.63
Diluted	$(0.05)	$0.06	$1.37
Weighted average shares outstanding used in computing (loss) income per share:
Basic	13,326,883	7,929,364	493,763
Diluted	13,326,883	12,896,487	10,324,811

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Year Ended January 31,
	2014	2013	2012
Net (loss) income	$(709)	$763	$14,138
Other comprehensive income (loss):
Foreign currency translation adjustments	56	37	(111)

Total other comprehensive income (loss)	56	37	(111)

Comprehensive (loss) income	$(653)	$800	$14,027

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at January 31, 2011	55,232,073	$32,662	524,274	$—	$13,546	$(63,913)	32,502	$—	$58	$(50,309)
Stock options exercised	151,166	16	5,356	1	22	—	—	—	—	23
Share-based compensation expense	—	—	—	—	636	—	—	—	—	636
Net income	—	—	—	—	—	14,138	—	—	—	14,138
Cumulative translation adjustments	—	—	—	—	—	—	—	—	(111)	(111)

Balance at January 31, 2012	55,383,239	$32,678	529,630	$1	$14,204	$(49,775)	32,502	$—	$(53)	$(35,623)
Stock options and warrants exercised	58,000	7	94,052	—	85	—	—	—	—	85
Share-based compensation expense	—	—	—	—	924	—	—	—	—	924
Conversion of preferred stock into common stock upon initial public offering of common stock	(55,441,239)	(32,685)	8,529,366	8	32,677	—	—	—	—	32,685
Conversion of preferred stock into common stock warrants upon initial public offering of common stock	—	—	—	—	1,324	—	—	—	—	1,324
Issuance of common stock upon initial public offering	—	—	4,166,667	4	34,572	—	—	—	—	34,576
Net income	—	—	—	—	—	763	—	—	—	763
Cumulative translation adjustments	—	—	—	—	—	—	—	—	37	37

Balance at January 31, 2013	—	$—	13,319,715	$13	$83,786	$(49,012)	32,502	$—	$(16)	$34,771
Stock options exercised	—	—	68,997	—	205	—	—	—	—	205
Share-based compensation expense	—	—	—	—	1,210	—	—	—	—	1,210
Net loss	—	—	—	—	—	(709)	—	—	—	(709)
Cumulative translation adjustments	—	—	—	—	—	—	—	—	56	56

Balance at January 31, 2014	—	$—	13,388,712	$13	$85,201	$(49,721)	32,502	$—	$40	$35,533

The acccompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended January 31,
	2014	2013	2012
Cash flows provided by (used in) operating activities:
Net (loss) income	$(709)	$763	$14,138
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,185	2,009	1,502
Stock-based compensation expense	1,210	924	636
Deferred rent expense	(555)	(148)	(232)
Non-cash interest	162	579	404
Loss on extinguishment of debt, non-cash portion	465	—	—
Mark-to-market adjustment of preferred stock warrant liability	—	(228)	503
Mark-to-market adjustment of equity participation right	—	(276)	(276)
Deferred income taxes	(2,171)	(767)	(12,254)
Net change in operating assets and liabilities:
Accounts receivable	610	(8,648)	4,186
Prepaid expenses and other current assets	(199)	(728)	(721)
Other assets	(61)	2,117	(2,355)
Accounts payable	(57)	(773)	1,910
Accrued expenses	2,921	(1,609)	(232)
Other liabilities	(221)	(65)	488
Deferred revenue	4,847	(2,575)	1,336

Net cash provided by (used in) operating activities	8,427	(9,425)	9,033

Cash flows used in investing activities:
Purchases of property and equipment	(746)	(419)	(120)
Acquisitions	—	—	(3,543)

Net cash used in investing activities	(746)	(419)	(3,663)

Cash flows (used in) provided by financing activities:
Net decrease in line of credit	—	(7,000)	4,005
Proceeds from borrowings under long-term debt	—	3,500	—
Proceeds from stock option and warrant exercises	205	92	37
Payments of long-term debt	(7,365)	(1,135)	—
Payments of capital lease obligations	(2,106)	(1,060)	(598)
Proceeds from initial public offering, net of $4,174 issuance costs	—	34,576	—
Payment of debt and line of credit issuance costs	(213)	(100)	(111)

Net cash (used in) provided by financing activities	(9,479)	28,873	3,333

Effect of exchange rate changes on cash	(165)	219	(15)

Net (decrease) increase in cash and cash equivalents	(1,963)	19,248	8,688
Cash and cash equivalents, beginning of period	30,716	11,468	2,780

Cash and cash equivalents, end of period	$28,753	$30,716	$11,468

Supplemental cash flow disclosures:
Cash paid for interest	$599	$1,036	$868
Cash paid for income taxes	$821	$1,609	$739
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment through capital leases	$2,358	$3,821	$2,443
Conversion of preferred stock into common stock	$—	$32,685	$—
Conversion of preferred stock warrants into common stock warrants	$—	$1,324	$—

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

2. Summary of Significant Accounting Policies

Applicable Accounting Guidance

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental United States generally accepted accounting principles as found in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition and allowance for doubtful accounts, stock- based compensation expense, intangible assets, and other long-lived assets, in-process research and development and income taxes. Changes in estimates are recorded in the period in which they become known.

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

The Company periodically reviews the estimated useful lives of property and equipment. Changes to the estimated useful lives are recorded prospectively from the date of the change. During the first quarter of fiscal year 2014, the Company reevaluated its network assets, consisting primarily of server equipment utilized in its data centers, and determined that the expected average useful life of those assets had increased from three to five years, due to advances in technology and increased durability of the server equipment. The net book value of server assets placed in service as of February 1, 2013 was approximately $2,755. This change resulted in a decrease in depreciation expense on these assets of approximately $456, or $0.03 per share, on an after-tax basis, for the fiscal year ended January 31, 2014.

Revenue Recognition

The Company generates revenues from the licensing of its software products, typically in the form of one-year term “subscription” or capacity-based licenses that have a defined term, and from project fees for consulting services and training. Licenses for the Company’s software products may be software to be run on the customer’s own computer hardware, or provided in the form of software-as-a-service, via the Company’s hosted PowerFLOW OnDemand offering.

Software

The Company recognizes revenues from licensing the software products in accordance with ASC 985-605, Software Revenue Recognition. Term licenses typically have a term of one year and allow the customer to buy simulation in the form of a limited amount of simulation capacity on customer installed software and are sold based upon simulation capacity expected to be used within a certain time period—typically not exceeding one year.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

The Company typically sells term and capacity-based software licenses combined in a bundled sale. For instance, when customers purchase simulation capacity, they typically also purchase a number of term-based licenses for preparation and analysis software. All of the Company’s software licenses include multiple elements such as support and maintenance. Pursuant to the guidance within ASC 985-605, the Company determined that since it does not have vendor-specific objective evidence of the fair value of the individual elements contained in a bundled sale of term and capacity-based software licenses, the arrangement is treated as a single unit of accounting and revenue is recognized ratably on a daily basis over the term of the license agreement, which coincides with the duration of the maintenance and support services. The Company’s arrangements typically do not include rights to carryover any unused capacity beyond the contractual license term or any customer right of return.

Licenses have finite terms that are not extendible at their expiration, and capacity usage is limited by contract to the amount specified. The Company’s practice is not to modify existing capacity-based licenses to allow simulation capacity to be added to an existing arrangement. A customer desiring to purchase additional simulation capacity or to license additional users of the Company’s preparation and analysis software during the term of the original simulation license does so by entering into a separate arrangement. Revenue from these new arrangements is recognized over the term of the new agreements, which include bundled maintenance and support, and are for a term of less than twelve months, coterminous with the remaining term of the original simulation license.

The Company commences recognition of term license revenue when persuasive evidence of an arrangement exists; delivery of the software or license keys has occurred and all service elements, if bundled or linked, have commenced; payment is fixed or determinable; and collection of the resulting receivable is considered probable by management. Payments received from customers in advance of revenue recognition are treated as deferred revenue.

If training or consulting service projects are bundled with a software license sale or, as a result of specific facts and circumstances, are determined to be linked with a software license sale, the Company treats this as one arrangement and recognizes revenue ratably on a daily basis over the license period provided that delivery of all elements of the arrangement have commenced.

Software as a service (OnDemand)

The Company recognizes revenue from software as a service arrangement’s in accordance with ASC 605. Capacity-based licenses allow the customer to buy simulation capacity as a service hosted by the Company and are sold based upon simulation capacity expected to be used within a certain time period—typically not exceeding one year. The contracts have finite terms that are not extendible at their expiration, and capacity usage is limited by contract to the amount specified. The Company’s practice is not to modify existing capacity-based licenses to allow simulation capacity to be added to an existing arrangement. A customer desiring to purchase additional simulation capacity or to license additional users of the Company’s preparation and analysis software during the term of the original simulation license must do so by entering into a separate arrangement. Revenue from these arrangements is recognized as the capacity is used. In the event that any capacity remains unused at the end of the term of the arrangement, it is recognized as revenue at that time.

Projects

The Company also derives revenue from fees for separate, project-based services. The Company’s projects are typically short term in nature and usually complete in less than 90 days. Project pricing is generally either

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

fixed fee or time and material based. The Company recognizes revenue from these service arrangements in accordance with ASC 605. Projects are either sold as one deliverable, or as multiple deliverables with stand-alone value. For single deliverable projects, to the extent that adequate project reporting of time incurred and time to complete records exist, the Company recognizes consulting services revenue as the services are performed under the proportionate performance method. In other situations, for example, providing a customer with an on-site engineer for a defined period of time to provide services at the customer’s direction, the Company recognizes revenue ratably over the service period. In situations where the Company is unable to utilize the proportional performance method, for example due to either the lack of adequate documentation of time incurred or to be incurred or a lack of a defined service, period revenue is deferred until the contract is completed.

For projects which have multiple deliverables, each with stand alone value, the Company recognizes revenue based on ASC 605 and allocates the arrangement consideration based on the relative selling price of the deliverables. For the Company’s project deliverables, it uses best estimated selling price (“BESP”) as its selling price if vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price (“TPE”) do not exist. If each deliverable does not have stand alone value, revenue recognition is deferred until the completion of the entire project.

Multiple element arrangements

Multiple element arrangements may include customer rights to any combination of software, project deliverables, software as a service, maintenance and training.

When more than one element is contained in a single arrangement, the Company first allocates revenue based upon the relative selling price into two categories: (1) non-software components, such as services under projects or software as a service and (2) software components, such as software applications and related items, such as post-contract customer support and other services.

Revenue allocated to non-software services is recognized based on ASC 605 and the arrangement consideration is allocated based on the relative selling price of the deliverables. For the Company’s non-software deliverables, it uses best estimated selling price (“BESP”) as its selling price if vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price (“TPE”) do not exist.

Revenue allocated to products sold which meet the definition of software components is recognized based on software accounting guidance provided for in ASC 985-605. Under this guidance, the Company must use the residual method to recognize revenue when a multiple element arrangement includes one or more software related elements to be delivered at a future date and VSOE of fair value of all undelivered elements exists (typically maintenance and other services), but does not exist for the delivered elements (typically the software). Since the Company cannot establish VSOE for the undelivered elements, the entire arrangement is deferred and recognized ratably over the contract (maintenance) period.

Foreign Currency Translation

The Company has foreign subsidiaries in England, France, Germany, Italy, Japan, Korea and China. For fiscal 2014, all of the Company’s foreign subsidiaries (excluding that in England) used their local currency as their functional currency in accordance with ASC 830, Foreign Currency Matters. Foreign subsidiary records are maintained in the local currency. Beginning in fiscal 2011, the Company’s French, German, Japanese and Korean subsidiaries began to translate their assets and liabilities denominated in their functional currency at current rates of exchange in effect at the balance sheet date. Beginning in fiscal 2012, the Company’s Italian subsidiary began

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

to translate its assets and liabilities denominated in its functional currency at current rates of exchange in effect at the balance sheet date. During the first quarter of fiscal year 2013, the Company established a subsidiary in China. The Company’s review of the operations of this subsidiary indicated that it should use the local currency as its functional currency. As a result, the Company’s Chinese subsidiary translates its assets and liabilities denominated in its functional currency at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of other comprehensive income. Transaction gains and losses and re-measurement of assets and liabilities denominated in currencies other than a subsidiary’s functional currency are included in other expense, net. Foreign currency (loss) gain included in other expense, net for the years ended January 31, 2014, 2013 and 2012 was $(83), $17 and $(106), respectively.

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

The following table provides information concerning customers that individually accounted for greater than 10% of total revenues or 10% of accounts receivable, and their respective percentages of total revenues and accounts receivable, as of January 31, 2014, 2013 and 2012:

	Year Ended January 31,
	2014		2013		2012
	Percentage of total revenues	Percentage of accounts receivable at fiscal year end	Percentage of total revenues	Percentage of accounts receivable at fiscal year end	Percentage of total revenues	Percentage of accounts receivable at fiscal year end
Customer A	12%	21%	11%	24%	13%	*
Customer B	*	*	*	15%	*	19%
Customer C	*	15%	*	*	*	*
Customer D	*	14%	*	*	*	15%
Customer E	*	10%	*	11%	*	13%

*	less than 10%

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

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less, that are not restricted as to withdrawal, to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents consisted of money market accounts as of January 31, 2014 and 2013. The Company maintains $525 of restricted cash related to an operating lease, which has been recorded within other long-term assets.

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided to the extent that specific accounts receivable are considered to be uncollectible, based on historical experience, known collection issues, and management’s evaluation of outstanding accounts receivable at the end of the year. Uncollectible amounts, if any, are written-off against the allowance after all collection efforts have been exhausted. During the fiscal year ended January 31, 2014, the Company recorded $21 of net bad debt expense relating to write-offs of uncollectible receivables. Based on management’s analysis of its outstanding accounts receivable, and customers’ creditworthiness and collection history, the Company concluded that an allowance was not necessary as of January 31, 2014 and 2013.

Property and Equipment, net

Property and equipment, net is stated at cost. Major renewals, additions and betterments are charged to property accounts while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed in the period incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations. Depreciation is computed using the straight-line method over the estimated useful life of each asset, generally as follows:

Asset classification	Estimated Useful Life
Computer equipment	3-5 years
Software	3 years
Office equipment and furniture	3-5 years
Leasehold improvements	Shorter of useful life or remaining life of lease

Leasehold improvements and assets acquired under capital leases are typically amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease. However, assets acquired under capital leases that contain bargain purchase options that are typically exercised are amortized over the estimated useful life of the asset. Amortization of leasehold improvements and assets acquired under capital leases is included in depreciation expense.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to the future undiscounted cash flows the assets are expected to generate. If any long-lived assets are considered to be impaired, the impairment recognized equals the amount by

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

which the carrying value of the assets exceeds its estimated fair value. The Company did not identify any indicators of impairment of its long-lived assets during the fiscal years ended January 31, 2014 and 2013.

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

During fiscal year 2012, the Company determined that it was more likely than not that it would be able to realize certain of its deferred tax assets primarily as a result of expected future taxable income. Accordingly, the Company reversed $12,501 of its valuation allowance during fiscal year 2012.

During fiscal year 2013, the Company reassessed its state tax profile and state apportionment. As a result, the Company recorded a valuation allowance against certain state investment tax credits and R&D credits in the amount of $155. This was due to the fact that management determined as of January 31, 2013 it was more likely than not that these assets would not be realized.

During fiscal year 2014, the Company updated its assessment of the realizability of the deferred tax assets, considering new state tax credits and expiring state net operating loss carryforwards, and reduced the valuation allowance by $104.

The Company follows ASC 740-10 (formerly FASB Interpretation No. 48 or FIN 48) with regards to accounting for uncertain tax positions, which prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. For each tax position, the enterprise must determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is then measured to determine

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

the amount of benefit to recognize within the financial statements. No benefits may be recognized for tax positions that do not meet the more likely than not threshold. The Company’s adoption of FIN 48 resulted in no effect on its financial position or results of operations in the year of adoption as the Company had a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The Company’s intention is to indefinitely reinvest the total amount of its unremitted foreign earnings in the local international jurisdictions, except for instances where the Company can remit such earnings to the United States without an associated net tax cost. As a result, the Company currently does not provide for United States taxes on the unremitted earnings of its international subsidiaries.

Comprehensive Income and Accumulated Comprehensive Income

ASC 220, Comprehensive Income requires the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources. Accumulated other comprehensive income consists entirely of foreign currency translation adjustments at January 31, 2014, 2013, and 2012.

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

The Company recognizes windfall tax benefits associated with the exercise of stock options or release of restricted stock units directly to stockholders’ equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that we had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, the Company follows the “with-and-without” method. Under the with-and-without method, the windfall is considered realized and recognized for financial statement purposes only when an incremental benefit is provided after considering all other tax benefits including the Company’s net operating losses. The with-and-without method results in the windfall from share-based compensation awards always being effectively the last tax benefit to be considered. Consequently, the windfall attributable to share-based compensation will not be considered realized in instances where our net operating loss carryover (that is unrelated to windfalls) is sufficient to offset the current year’s taxable income before considering the effects of current-year windfalls.

Net (Loss) Income per Share

Net (loss) income per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the impact of the Company’s outstanding potential common shares, such as shares issuable upon exercise of in-the-money stock options or warrants or upon conversion of convertible preferred stock, when dilutive. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net (loss) income per common share. The impact of the accretion of unpaid and undeclared dividends was not reflected in the weighted average shares used to compute diluted net (loss) income per share as the former convertible preferred stock was not entitled to receive undeclared dividends upon such conversion.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for the Company in the first quarter of fiscal year 2015. The Company adopted ASU 2013-11 on February 1, 2014. This adoption did not have a material impact on the Company’s consolidated financial statements.

3. Property and Equipment, net

Property and equipment, net consist of the following:

	January 31, 2014	January 31, 2013
Computer software and equipment	$18,635	$15,718
Office equipment and furniture	444	371
Leasehold improvements	2,627	2,732

Total property and equipment	21,706	18,821
Less accumulated depreciation	(14,350)	(12,645)

Property and equipment, net	$7,356	$6,176

Depreciation expense was $1,834, $1,626 and $1,438 for the fiscal years ended January 31, 2014, 2013 and 2012, respectively.

Included in computer software and equipment and office equipment and furniture is equipment held pursuant to capital leases with costs of $16,802 and $14,450 and accumulated amortization of $10,997 and $9,752 as of January 31, 2014 and 2013, respectively.

4. Acquired Intangible Assets

Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives. The following table reflects the fair value of certain identifiable intangible assets acquired from science + computing AG on November 30, 2011 and related estimates of useful lives:

	Fair Value	Useful Life (Years)
Intellectual property	$3,505	10
Access to facilities contract	38	1

Total	$3,543

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

The following table reflects the carrying value of intangible assets as of January 31, 2014:

	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(760)	$2,745
Access to facilities contract	38	(38)	—

Total	$3,543	$(798)	$2,745

The following table reflects the carrying value of intangible assets as of January 31, 2013:

	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(409)	$3,096
Access to facilities contract	38	(38)	—

Total	$3,543	$(447)	$3,096

Amortization expense of intangible assets was $351, $383 and $64 for the fiscal years ended January 31, 2014, 2013 and 2012, respectively.

The following table presents the expected future amortization expense related to the Company’s acquired intangible assets for the next five fiscal years and thereafter as of January 31, 2014:

2015	$351
2016	350
2017	351
2018	350
2019	351
2020 and thereafter	992

$2,745

5. Fair Value Measurements

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, capital lease obligations and debt. As of January 31, 2014 and 2013, the carrying amounts of these instruments approximate their fair values. The estimated fair values have been determined from information obtained from market sources and management estimates.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of January 31, 2014:

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$15,008	$15,008	$—	$—

6. Accrued Expenses

Accrued expenses consist of the following:

	January 31, 2014	January 31, 2013
Accrued payroll	$1,603	$1,457
Sales and withholding taxes	3,158	2,595
Accrued commissions and bonuses	2,456	1,543
Accrued income taxes payable	571	73
Deferred rent, current portion	602	523
Legal and professional	489	451
Other accrued expenses	1,406	642

Total accrued expenses	$10,285	$7,284

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

7. Deferred Rent

In connection with its corporate headquarters lease entered into in July 2008, the Company received a tenant improvement allowance of $1,958 from the landlord. This lease incentive was recorded as leasehold improvements and deferred rent and is being amortized as part of rent expense on a straight-line basis over the life of the lease. The Company’s subsidiary Euroxa S.a.r.l. entered into a new office lease in Paris France in May 2012 with a landlord incentive totaling $148 related to four months free rent, which is also being amortized as part of rent expense on a straight line basis over the life of the lease. In addition, the Company’s facility leases typically contain other straight-line payment features. The difference between the straight-line rent expense of the lease and the cash payments is recorded as deferred rent. Deferred rent at January 31, 2014 and January 31, 2013 is as follows:

	January 31, 2014	January 31, 2013
Leasehold improvement incentive	$572	$836
Non-cash rent expense	861	1,169

Total deferred rent	1,433	2,005
Less current portion included in accrued expenses	(602)	(523)

Deferred rent, net of current portion	$831	$1,482

8. Debt

Loan and Security Agreement

On January 28, 2011, the Company entered into a Loan and Security Agreement with Gold Hill Capital 2008, L.P. (“Gold Hill”) and Massachusetts Capital Resource Company (the “Loan and Security Agreement”), which provided for term loans of up to $8,500, of which $1,000 was with a related party. On May 31, 2013, as described more fully below, the Company repaid, with available cash on hand, all outstanding obligations under the Loan and Security Agreement.

Under the Loan and Security Agreement, which was subsequently amended and extended at various times through January 30, 2012, the Company borrowed $5,000 on January 28, 2011 and an additional $3,500 on March 30, 2012, for a total borrowed amount of $8,500. The Loan and Security Agreement contained customary representations, warranties and reporting requirements, but no financial covenants. The term was for 54 months from the borrowing dates (the January 28, 2011 draw matured on August 1, 2015 and the March 30, 2012 draw matured on October 1, 2016) and the loans bore interest at 10.5% per annum. An additional 2.5% ($125 on the January 28, 2011 draw and $87 on the March 30, 2012 draw) was due at maturity and was originally recorded as a long-term liability and a debt discount. Interest only payments were payable during the first twelve months with principal and interest payments required for forty-two months thereafter. Included in interest expense in the accompanying consolidated statements of operations was interest paid to related parties under the Loan and Security Agreement of $26, $97 and $138 for the fiscal years ended January 31, 2014, 2013 and 2012, respectively.

On May 31, 2013 the Company repaid, with available cash on hand, all outstanding obligations under the Loan and Security Agreement. The repayment amount included $6,852 of outstanding principal, $60 of accrued interest and $213 of deferred origination fees that were accrued for in other long-term liabilities in the accompanying consolidated balance sheet. In addition, in accordance with the terms of the agreement, the Company paid a prepayment interest penalty of $290, representing 3% of the amount advanced to the Company under the agreement in January 2011 and 4% of the amount advanced to the Company under the agreement in

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

March 2012. The Company recognized a loss from the extinguishment of this debt of $755 during the second quarter of fiscal year 2014, representing the prepayment interest penalty and the write-off of unamortized debt discount. As a result of this repayment, the Company saved cash interest which would otherwise have been incurred under the agreement of approximately $429 for the remainder of fiscal year 2014, and $428, $170 and $31 for fiscal years 2015, 2016 and 2017, respectively.

In connection with the Loan and Security Agreement, and its subsequent amendments and extensions, the Company issued warrants to purchase shares of the Company’s Series G Convertible Preferred Stock (see Note 9). The Company recorded the original fair value of the warrants as debt discount with an offset to preferred stock warrant liability. The debt discount was amortized over the term of the loans using the effective interest method, with the unamortized debt discount as of the date of early payoff being written off to loss from the extinguishment of debt. For the fiscal years ended January 31, 2014, 2013 and 2012, the Company recorded $131, $478 and $295, respectively, in non-cash interest expense relating to this debt discount.

Line of Credit

In May 2010, the Company secured a $10,000 line of credit agreement with a bank bearing interest at the bank’s prime rate plus 1.50% on existing accounts receivable and 2.5% on certain forecasted renewal invoices, expiring one year from closing. In May 2011, the line of credit was extended for two additional years and on May 23, 2013, the line of credit expired in accordance with its terms.

The line of credit agreement required collateral of specific accounts receivable and a first priority security interest in all assets of the Company. The Company was required to pay a collateral handing fee of 0.25% per month on outstanding balances from existing accounts receivable, and 0.375% per month on certain forecasted renewal invoices. The agreement contained certain restrictive financial covenants requiring the maintenance of an adjusted quick ratio, and the Company complied with these covenants throughout the term of the agreement.

All amounts outstanding under the agreement were paid in full by the end of the first quarter of fiscal year 2013, and no subsequent borrowings or repayments occurred.

9. Warrants for Preferred Stock

In connection with the Loan and Security Agreement, and its subsequent amendments and extensions (see Note 8), the Company issued various warrants to purchase an aggregate 1,190,000 shares of the Company’s Series G Convertible Preferred Stock at an exercise price of $0.94 per share. The warrants were issued at various times during the fiscal years ended January 31, 2011 and 2012 and had terms ranging from nine to ten years. The Company calculated the fair value of the warrants utilizing the Black-Scholes option pricing model with the following ranges of assumptions: volatility of 54.92% to 55.73%, term of nine to ten years, risk-free interest rate of 1.83% to 3.36%, and a dividend yield of 0%. The Company recorded the original fair value of the warrants, aggregating $1,049, as debt discount with an offset to preferred stock warrant liability. The preferred stock warrant liability was marked to market on a quarterly basis with the offsetting adjustment reflected in other income (expense), net in the accompanying consolidated statements of operations.

As a result of the 1-for-6.5 reverse stock split effected with respect to the Company’s common stock on June 8, 2012, and the conversion to common stock of all outstanding shares of preferred stock upon the closing of the Company’s initial public offering on July 3, 2012, the warrants became exercisable for 183,076 shares of common stock at an exercise price of $6.11 per share. In addition, upon the closing of the initial public offering, the Company performed a final mark-to-market adjustment of the fair value of the warrants and recorded a gain

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

of $165 to other income (expense), net in the second quarter of fiscal year 2013. Lastly, upon closing of the initial public offering, the warrants were no longer required to be classified as a liability and the final warrant fair value of $1,324 was reclassified to additional paid-in capital.

On July 6, 2012, Gold Hill exercised warrants on a cashless basis to purchase an aggregate 161,538 shares of common stock, as a result of which the Company issued 67,268 shares of common stock.

As of January 31, 2014 and 2013, warrants to purchase 21,538 shares of common stock remain outstanding.

10. Equity Participation Right

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

Effective upon the consummation of the Company’s initial public offering on July 3, 2012, the Equity Participation Right expired, and the remaining fair value was reduced to zero, resulting in a $276 gain recorded in other income (expense), net in the accompanying consolidated statement of operations for the fiscal year ended January 31, 2013.

11. Commitments and Contingencies

Capital Leases

The Company leases certain equipment under capital leases expiring on various dates through fiscal 2018. Future minimum lease payments under capital lease commitments as of January 31, 2014 are as follows:

Year ended January 31,
2015	$2,704
2016	1,992
2017	852
2018	4

Total future minimum lease payments	5,552
Less: Interest	431

Present value of future minimum lease payments	5,121
Current portion of capital lease obligation	2,426

Long-term capital lease obligation	$2,695

Operating Leases

The Company has a lease for the rental of office space for its corporate headquarters, which was entered into in July 2008. The lease covers the rental of up to 65,941 square feet available to the Company at certain time periods over eight years, expiring in 2016. In connection with the lease, the Company entered into a letter of credit agreement with a bank that allows the landlord, under certain default conditions, to draw up to $525. The

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

Company deposited $525 into a restricted cash account as security for the letter of credit. This amount is included in other assets (non-current) in the consolidated balance sheets as of January 31, 2014 and 2013.

The Company leases office facilities for all its other locations under operating leases expiring on various dates through April 2021. The Company also leases certain office equipment under operating leases that expire on various dates through June 2016. Future minimum lease payments under operating lease commitments as of January 31, 2014 are as follows:

Year ended January 31,
2015	$3,382
2016	3,033
2017	929
2018	590
2019	475
Thereafter	1,070

Total	$9,479

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under all operating leases totaled $2,823, $2,720 and $2,481 for the fiscal years ended January 31, 2014, 2013 and 2012, respectively. The Company entered into a new sub-rental lease agreement effective January 1, 2014 with a third party which expires on March 31, 2016. Sub-rental income was $324, $318 and $318 for the fiscal years ended January 31, 2014, 2013 and 2012, respectively.

Purchase Obligations

As of January 31, 2014, the Company has purchase obligations payable in fiscal years 2015, 2016, 2017 and 2018 as follows: $2,087, $2,060, $1,142 and $600, respectively.

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

As of January 31, 2014, MIT has not commenced suit against the Company with respect to its claims, and if any such suit is commenced by MIT, the Company intends to defend it vigorously. The Company believes that if MIT were to prevail in any such litigation, the royalties due under the terms of the license agreement, after giving effect to the approximately $200 in minimum royalties that the Company has already paid, would not exceed approximately $0 to $2,600 (excluding any interest or costs of litigation). The Company is not able to determine whether a loss is probable or estimate the reasonably possible or probable amount of such loss, therefore we have recorded a liability of $0, equal to the low end of the range.

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

Based on historical experience and information known as of January 31, 2014 and 2013, the Company has not recorded any liabilities for the above guarantees and indemnities.

12. Convertible Preferred Stock

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

13. Stockholders’ Equity (Deficit)

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

Reverse Stock Split

On June 8, 2012, the Company effected a 1-for 6.5 reverse stock split of its common stock whereby each share of common stock, $0.001 par value, outstanding immediately prior to that date was combined, reclassified and changed into two-thirteenths (2/13) of a fully paid and non-assessable share of common stock. Except as noted, all share and per share information in the accompanying consolidated financial statements has been retroactively adjusted to reflect the stock split for all periods presented.

14. Stock Based Compensation

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

The Company’s common and preferred stock incentive plans are summarized as follows (the table reflects options for preferred stock on an as converted to common stock basis):

Plan	Authorized and Reserved	Outstanding January 31, 2014		Available to Issue
1999 Series G Convertible Preferred Nonqualified Stock Option Plan (1)	384,615	2,820		—
2005 Series G Convertible Preferred Stock Incentive Plan (1)	1,846,153	1,278,627		—
2007 Stock Incentive Plan (1)	1,076,923	810,788		—
2011 Stock Incentive Plan	769,230	287,876	(2)	480,979

	4,076,921	2,380,111		480,979

(1)	Effective upon the consummation of its initial public offering on July 3, 2012, the Company ceased issuing awards under any plan other than its 2011 Stock Incentive Plan.
(2)	Outstanding awards include 5,224 restricted stock units granted for the first time in September 2013 to certain members of the board of directors, which will fully vest in June 2014.

Grant-Date Fair Value

Prior to the consummation of the Company’s initial public offering on July 3, 2012, the fair value of the shares of common stock that underlie the stock options granted under the various plans outstanding was historically determined by the Company’s board of directors based upon information available to it at the time of grant. Prior to the Company’s initial public offering, there was no public market for its common stock, and the board of directors determined the fair value of the common stock by utilizing, among other things, recent or contemporaneous valuation information available to it. All options have been granted at exercise prices not less than the fair value of the underlying shares on the date of grant.

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

The Company considers the indirect effect of income tax benefits from stock-based compensation in arriving at its income tax provision. In addition, the Company has elected to recognize excess income tax benefits from stock-based compensation as an addition to paid-in capital only if an incremental income tax benefit would be realized by applying the with-and-without method. Under this method, the excess tax benefit is considered realized and recognized for financial statement purposes only when an incremental benefit is provided after considering all other tax benefits including the Company’s net operating losses. The Company measures the tax benefit associated with excess tax deductions by multiplying the excess tax over book deduction by the statutory tax rates.

The fair value of stock option awards was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended January 31,
	2014	2013	2012
Expected life (years)	6.25	6.25	6.48
Risk-free interest rate	2.21%	1.09%	2.11%
Expected volatility	50.6%	51.6%	56.7%
Expected dividend yield	0.0%	0.0%	0.0%

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

A summary of the changes in common and preferred stock options issued under all of the existing stock option plans is as follows (the table reflects options for preferred stock on an as converted to common stock basis):

	Year Ended January 31, 2014
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding—beginning of period	2,307,280	$4.58
Granted	184,728	13.36
Exercised	(73,167)	3.46
Cancelled	(43,954)	10.49

Outstanding—end of period	2,374,887	$5.19	4.2	$21,137

Exercisable—end of period	1,855,542	$3.30	3.0	$19,999

Vested or Expected to Vest—end of period	2,317,942	$5.02	4.1	$21,009

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s stock on January 31, 2014 and the exercise price of the underlying options.

The number of options exercised during the year ended January 31, 2014 includes 4,170 options included in a cashless exercise, which allowed the optionee to pay the exercise price by surrendering options to the Company. The net shares of common stock resulting from option exercises is 68,997 as reflected in the consolidated statement of shareholder’s equity.

The following table summarizes information relating to stock options granted and exercised:

	Years Ended January 31
	2014	2013	2012
Weighted average fair value of options granted	$6.80	$5.39	$6.37
Aggregate intrinsic value of options exercised (1)	528	287	285

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s stock at exercise and the exercise price of the underlying options.

The Company also granted 5,224 restricted stock units for the first time in September 2013 to certain members of the board of directors, which will fully vest in June 2014.

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

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

Total stock-based compensation expense was recorded within the consolidated statement of operations for the fiscal years ended January 31, 2014, 2013 and 2012 as follows:

	Years Ended January 31
	2014	2013	2012
Cost of revenues	$137	$111	$79
Sales and marketing	239	190	119
Research and development	376	308	227
General and administrative	458	315	211

Total	$1,210	$924	$636

The total unrecognized compensation cost related to outstanding stock options is $2.4 million at January 31, 2014. This amount is expected to be recognized over a weighted-average period of 2.7 years.

15. Income Taxes

The components of (loss) income before income taxes are as follows:

	Years Ended January 31,
	2014	2013	2011
United States	$(3,068)	$(355)	$2,797
Foreign	1,439	1,230	635

(Loss) income before income taxes	$(1,629)	$875	$3,432

The Company’s effective tax rate varies from the U.S. federal statutory rate follows:

	Years Ended January 31,
	2014	2013	2012
United States federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	0.6%	2.6%	0.7%
Meals and entertainment	(1.6)%	3.8%	0.6%
Stock compensation	(16.1)%	26.4%	4.8%
Executive compensation	(5.1)%	7.4%	2.9%
Non-deductible mark-to-market and interest adjustments	0.0%	(19.6)%	2.3%
United States federal and state credits	30.6%	(60.2)%	(15.2)%
Change in valuation allowance	6.4%	17.7%	(355.8)%
Foreign taxes and rate differential	21.7%	(17.8)%	11.9%
Tax rate changes	(0.3)%	(1.7)%	1.2%
Expiration of tax attributes	(12.7)%	21.0%	—
Other	(1.0)%	(0.8)%	0.7%

Total	56.5%	12.8%	(311.9)%

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$9,282	$9,078
Business credit carryforwards	4,894	3,462
Accrued expenses	789	213
Stock compensation	318	208
Deferred revenue	15	109
Deferred rent	502	694
Other	71	24

Gross deferred tax assets	15,871	13,788
Valuation allowance	(305)	(409)

Total deferred tax assets	15,566	13,379

Deferred tax liabilities:
Depreciation	(177)	(229)
Other	(79)	(11)

Total deferred tax liabilities	(256)	(240)

Net deferred tax assets	$15,310	$13,139

The components of the benefit (provision) for income taxes are as follows:

	Years Ended January 31,
	2014	2013	2012
Current:
Federal	$(944)	$(663)	$(727)
State	(28)	(9)	(72)
Foreign	(292)	(86)	(777)

Total current	(1,264)	(758)	(1,576)

Deferred:
Federal	1,908	812	(400)
State	64	236	137
Foreign	108	(247)	44
Change in valuation allowance	104	(155)	12,501

Total deferred	2,184	646	12,282

Total benefit (provision) for income taxes	$920	$(112)	$10,706

The need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the ASC 740, Income Taxes, more-likely-than-not realization threshold criterion. The realizability of the deferred tax assets is evaluated quarterly. At January 31, 2014 and 2013, the Company’s net deferred tax assets totaled $15,310 and $13,139, respectively. The Company reviews all available evidence to evaluate the recoverability of its United States federal, state and foreign deferred tax assets, including net operating losses and research and development tax credits.

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

During fiscal year 2013, the Company reassessed its state tax profile and state apportionment. As a result, the Company recorded a valuation allowance against certain state investment tax credits and R&D credits in the amount of $155. This was due to the fact that as of January 31, 2013, management determined it was more likely than not that these assets would not be realized.

During fiscal year 2014, the Company updated its assessment of the realizability of the deferred tax assets, considering new state tax credits and expiring state net operating loss carryforwards, and reduced the valuation allowance by $104.

As of January 31, 2014, the Company had United States federal net operating loss carryforwards of $27,118, which will begin to expire in 2017, and state net operating loss carryforwards of $1,195, which will begin to expire in 2015. The Company has an additional $115 of federal and state net operating losses not reflected above (net of tax), that are attributable to stock option exercises, which will be recorded as an increase in additional paid-in capital on the Company’s consolidated balance sheet once they are “realized” in accordance with ASC 718, Compensation—Stock Compensation. As of January 31, 2014, the Company had federal tax credit carryforwards of approximately $4,145, which will begin to expire in 2017, and state tax research and development credit carryforwards of approximately $1,134, which will begin to expire in 2021.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset its taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of the Company’s net operating loss carryforwards before they expire. The Company performed an analysis as of January 31, 2014, and determined that it had not experienced an ownership change for purposes of Section 382. However, future transactions in the Company’s common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards and other attributes that could be utilized annually in the future to offset the Company’s taxable income, if any. Any such limitation, whether as the result of sales of common stock by the Company’s existing stockholders or sales of common stock by the Company, could have a material adverse effect on the Company’s results of operations in future years.

The Company considers the indirect effect of income tax benefits from stock-based compensation in arriving at its income tax provision. The Company recognizes windfall tax benefits associated with the exercise of stock options or release of restricted stock units directly to stockholders’ equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that we had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, the Company follows the “with-and-without” method. Under the with-and-without method, the windfall is considered realized and recognized for financial statement purposes only when an incremental benefit is provided after considering all

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

other tax benefits including the Company’s net operating losses. The with-and-without method results in the windfall from share-based compensation awards always being effectively the last tax benefit to be considered. Consequently, the windfall attributable to share-based compensation will not be considered realized in instances where our net operating loss carryover (that is unrelated to windfalls) is sufficient to offset the current year’s taxable income before considering the effects of current-year windfalls.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company has gross unrecognized tax benefits of $2,167 and $2,259 at January 31, 2014 and 2013, respectively. These amounts represent the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate.

A tabular roll forward of the Company’s uncertainties in its income tax provision liability is presented below:

	Year Ended January 31
	2014	2013
Gross balance at February 1	$2,259	$2,407
Additions based on tax positions related to the current year	218	146
Reductions for tax positions of prior years	(310)	(294)

Gross balance at January 31	$2,167	$2,259

The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. These amounts are not reflected in the reconciliation above. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet as of January 31, 2014 and 2013 was $59 and $40, respectively.

The Company does not expect that the unrecognized tax benefit will change significantly within the next twelve months. The Company and one or more of its subsidiaries file United States federal income tax returns and tax returns in various state and foreign jurisdictions. With limited exceptions, the Company is no longer subject to federal, state or local examinations for years prior to January 31, 2009. However, carryforward attributes that were generated prior to January 31, 2010 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

The Company’s current intention is to indefinitely reinvest the total amount of its unremitted earnings in the local international jurisdiction, except for instances in which the Company can remit such earnings to the United States without an associated net tax cost. Events that could trigger a tax might include United States acquisitions or other investments funded by cash distributions or loans from a foreign subsidiary. Because of the complexity of United States and foreign tax rules applicable to the distribution of earnings from foreign subsidiaries to United States legal entities, the determination of the unrecognized deferred tax liability on these earnings is not practicable. The Company has not provided for United States taxes on the unremitted earnings of its international subsidiaries of $4,050.

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

The following table sets forth the components of the computation of basic and diluted net (loss) income per common share for the periods indicated:

	Year Ended January 31,
	2014	2013	2012
Numerator:
Net (loss) income	$(709)	$763	$14,138

Denominator:
Weighted average common shares, basic	13,326,883	7,929,364	493,763
Dilutive effect of:
Options to purchase common stock	—	152,871	78,189
Options to purchase preferred stock	—	1,209,778	1,209,440
Warrants to purchase common stock	—	40,752	40,346
Convertible preferred stock	—	3,563,722	8,503,073

Weighted average common shares outstanding, fully diluted	13,326,883	12,896,487	10,324,811

Basic net (loss) income per share	$(0.05)	$0.10	$28.63

Diluted net (loss) income per share	$(0.05)	$0.06	$1.37

The following outstanding options, awards and warrants were excluded from the computation of diluted net (loss) income per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended January 31,
	2014	2013	2012
Options, awards and warrants	2,401,649	630,909	574,789

17. Geographic and Segment Information

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

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

Revenues by geographic location in total and as a percentage of total revenues are as follows:

	Year Ended January 31,
	2014		2013		2012
	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue
Geographic location:
United States	$12,202	22.3%	$11,182	22.9%	$10,409	22.7%
Japan	8,810	16.2%	10,024	20.5%	9,937	21.6%
Germany	10,287	18.9%	7,925	16.2%	5,959	13.0%
France	9,424	17.3%	7,358	15.1%	8,866	19.3%
Korea	4,684	8.6%	4,196	8.6%	3,865	8.4%
United Kingdom	4,658	8.5%	3,770	7.7%	2,671	5.8%
Sweden	2,046	3.8%	2,206	4.5%	2,170	4.7%
Other	2,403	4.4%	2,207	4.5%	2,053	4.5%

	$54,514	100.0%	$48,868	100.0%	$45,930	100.0%

Net long-lived assets, consisting of property and equipment, net, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic area were as follows:

	As of January 31,
	2014	2013	2012
United States	$6,098	$4,678	$3,080
France	849	1,068	62
Germany	117	144	79
Japan	201	204	123
Other	91	82	20

	$7,356	$6,176	$3,364

18. Employee Benefit Plans

401(k) Plan

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. For the year ended January 31, 2014, the Company made a total contribution of $468. For the year ended January 31, 2013, the Company made a total contribution of $498. The Company made no matching contribution for the year ended January 31, 2012.

Foreign Defined Contribution Plans

The Company, through its wholly owned subsidiaries, contributes to local defined contribution plans that provide retirement benefits for the Company’s foreign based employees. For the years ended January 31, 2014, 2013 and 2012, the Company, through its subsidiaries, made contributions of $976, $826, and $680, respectively, to these plans.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

19. Quarterly Results of Operations (Unaudited)

The following table sets forth the Company’s unaudited operating results for each of the eight quarters in the two-year period ended January 31, 2014. The information is derived from the Company’s unaudited financial statements. In the opinion of management, the Company’s unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The financial information presented for the interim periods has been prepared in a manner consistent with the Company’s accounting policies described in Note 2 and should be read in conjunction therewith. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full-year period or any future period.

	Fiscal Year 2014 Quarter Ended				Fiscal Year 2013 Quarter Ended
	April 30, 2013	July 31, 2013	October 31, 2013	January 31, 2014	April 30, 2012	July 31, 2012	October 31, 2012	January 31, 2013
License revenue	$10,692	$10,719	$11,121	$12,047	$10,013	$10,215	$10,317	$10,606
Project revenue	1,796	1,985	2,987	3,167	1,281	1,618	2,295	2,523

Total revenues	12,488	12,704	14,108	15,214	11,294	11,833	12,612	13,129

Operating expenses:
Cost of revenues	3,671	3,833	4,023	4,432	3,223	3,112	3,644	4,175
Sales and marketing	2,117	2,179	2,243	3,004	1,600	1,709	1,529	2,277
Research and development	4,386	4,450	4,428	4,976	4,140	4,157	4,113	4,277
General and administrative	2,771	2,426	2,736	2,961	1,958	1,968	2,435	2,591

Total operating expenses	12,945	12,888	13,430	15,373	10,921	10,946	11,721	13,320

(Loss) income from operations	(457)	(184)	678	(159)	373	887	891	(191)

Other (expense) income, net:
Foreign exchange gain (loss)	37	(93)	31	(58)	—	326	(115)	(194)
Interest expense, net	(377)	(171)	(67)	(64)	(412)	(409)	(402)	(408)
Other income (expense), net	2	(752)	2	3	66	445	2	16

Total other (expense) income, net	(338)	(1,016)	(34)	(119)	(346)	362	(515)	(586)

(Loss) income before income taxes	(795)	(1,200)	644	(278)	27	1,249	376	(777)
Benefit (provision) for income taxes	254	402	(128)	392	35	(367)	(217)	437

Net (loss) income	$(541)	$(798)	$516	$114	$62	$882	$159	$(340)

Basic (loss) income per share	$(0.04)	$(0.06)	$0.04	$0.01	$0.12	$0.20	$0.01	$(0.03)
Diluted (loss) income per share	$(0.04)	$(0.06)	$0.04	$0.01	$0.01	$0.70	$0.01	$(0.03)

Schedule II

Valuation and Qualifying Accounts

For the years ended January 31, 2014, 2013 and 2012

	Balance at Beginning of Period	Amounts Charged (Credited) to Expense	Deductions From Allowance (1)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts
Year Ended January 31, 2014	$—	$21	$(21)	$—
Year Ended January 31, 2013	$—	$9	$(9)	$—
Year Ended January 31, 2012	$—	$—	$—	$—

Valuation allowance for deferred tax assets
Year Ended January 31, 2014	$409	$(104)	$—	$305
Year Ended January 31, 2013	$254	$155	$—	$409
Year Ended January 31, 2012	$12,915	$(12,501)	$(160)	$254

(1)	Deductions consist of amounts written off during the period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of January 31, 2014 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Our management previously reported that we had the following material weaknesses in our internal control over financial reporting:

(1)	we did not have the appropriate resources and controls to properly account for taxes and

(2)	we did not have adequate oversight and controls related to the accounting for complex equity arrangements.

These deficiencies were due to the fact that we did not have the appropriate resources with the appropriate level of experience and technical expertise to account for taxes and complex equity arrangements. As disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 and our Quarterly Reports on

Form 10-Q for the quarters ended April 30, 2013, July 31, 2013 and October 31, 2013, we implemented changes in our internal control over financial reporting in accordance with our remediation plan. These changes included the following:

•

we hired a Chief Accounting Officer at the end of the third quarter of fiscal year 2013 and an assistant corporate controller in February 2013 to augment our current staff and to improve the effectiveness of our financial statement close process, and we will continue to assess any additional staffing needs;

•	we engaged an external tax advisor to augment our current staff and improve the effectiveness of our tax accounting process; and

•	we formalized our accounting policies and internal controls documentation and strengthened supervisory reviews by our management.

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992). Based on this assessment, and taking into account the remedial actions described above, our management determined that as of January 31, 2014, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

Except for those remedial actions described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

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

We have two equity compensation plans under which awards are currently authorized for issuance, our 2011 Stock Incentive Plan, or our 2011 Plan, and our 2011 Employee Stock Purchase Plan, or our 2011 ESPP. In connection with the consummation of our initial public offering in July 2012, our board of directors terminated any new offerings under our 1999 Series G Convertible Preferred Nonqualified Stock Option Plan, or our 1999 Plan, our 2005 Series G Convertible Preferred Stock Incentive Plan, or our 2005 Plan, and our 2007 Stock Incentive Plan, or our 2007 Plan. Each of our 2011 Plan, 2011 ESPP, 2007 Plan and 2005 Plan was approved by our stockholders prior to our initial public offering in 2012. Our 1999 Plan was not approved by our stockholders. The following table provides information regarding securities authorized for issuance as of January 31, 2014 under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, and vesting of outstanding restricted stock units	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	2,377,291	$5.21	942,517	(1)(2)
Equity compensation plans not approved by securityholders	2,820	$0.65	—
Total	2,380,111	$5.20	942,517

(1)	Includes 480,979 shares issuable under our 2011 Stock Incentive Plan, which may be issued in the form of options, restricted stock, unrestricted stock, performance share awards or other equity-based awards.
(2)	Includes 461,538 shares issuable under our 2011 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by this item will be set forth under the caption “Executive Officers—Certain Relationships and Related Transactions” and “Corporate Governance” in our 2014 Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm” in our 2014 Proxy Statement, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this Report:

(1) Financial Statements—See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 55 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules—See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 55 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required.

(3) Index to Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013)

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012)

4.1	Specimen certificate for common stock of Exa Corporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-176019)

4.2	Form of Stock Purchase Warrant issued on January 28, 2011 (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1, File No. 333-176019)

4.3	Series A Preferred Stock and Warrant Purchase Agreement dated April 30, 1993 by and among Exa Corporation and Fidelity Ventures Ltd, Philip Cooper, Robert S. Kniffin, Kim Molvig and Stephen A. Remondi (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1, File No. 333-176019)

4.4	Series B Preferred Stock and Warrant Purchase Agreement dated November 2, 1994 by and among Exa Corporation and Fidelity Ventures Ltd., Boston Capital Ventures III, Limited Partnership, Edelson Technology Partners, Massachusetts Capital Resource Company, Associated Group, Inc., John J. Shields, III and John William Poduska (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1, File No. 333-176019)

4.5	Series C Convertible Preferred Stock Purchase Agreement dated September 30, 1996 by and among Exa Corporation and Fidelity Ventures Ltd., InfoTech Fund I LLC (formerly Fidelity Investors Limited Partnership), Boston Capital Ventures III, Limited Partnership, Edelson Technology Partners, Massachusetts Capital Resource Company, Associated Group, Inc., Itochu Corporation, Itochu Techno-Science Corporation, Itochu Technology, Inc., John J. Shields, III and John William Poduska (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-1, File No. 333-176019)

4.6	Series E Convertible Preferred Stock Purchase Agreement dated January 28, 1998 by and among Exa Corporation and Boston Capital Ventures III, Limited Partnership, Associated Group, Inc., Edelson Technology Partners, Itochu Techno-Science Corporation, John William Poduska and King’s Point Holdings, Inc. (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-1, File No. 333-176019)

4.7	Series F Convertible Preferred Stock Purchase Agreement dated January 28, 1998 by and among Exa Corporation and Ford Motor Company (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-1, File No. 333-176019)

4.8	Note Purchase Agreement dated February 9, 2004 by and among Exa Corporation, Edelson Technology Partners, InfoTech Fund I LLC, FMR Corp., Boston Capital Ventures III, Limited Partnership, and Boston Capital Ventures IV, Limited Partnership (incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-1, File No. 333-176019)

4.9	Stock Purchase Agreement dated April 30, 2008 by and among Exa Corporation, InfoTech Fund I LLC, Fidelity Investors Limited Partnership, Boston Capital Ventures III, Limited Partnership, Boston Capital Ventures IV, Limited Partnership, and the additional investors parties thereto (incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-1, File No. 333-176019)

4.10	Letter Agreement dated August 3, 2011 between Exa Corporation and Boston Capital Ventures III, Limited Partnership, Boston Capital Ventures IV, Limited Partnership, FMR LLC, Fidelity Ventures Limited and Infotech Fund I LLC (incorporated by reference to Exhibit 4.10 to our Registration Statement on Form S-1, File No. 333-176019)

4.11	Voting Agreement dated August 3, 2011 between Exa Corporation, FMR LLC, Fidelity Ventures Limited, Infotech Fund I LLC, Boston Capital Ventures III, Limited Partnership and Boston Capital Ventures IV, Limited Partnership (incorporated by reference to Exhibit 4.11 to our Registration Statement on Form S-1, File No. 333-176019)

4.12	Exa Corporation 1999 Series G Convertible Preferred Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4.13 to our Registration Statement on Form S-1, File No. 333-176019)*

4.13	Exa Corporation 2005 Series G Convertible Preferred Stock Incentive Plan (incorporated by reference to Exhibit 4.15 to our Registration Statement on Form S-1, File No. 333-176019)*

4.14	Exa Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.18 to our Registration Statement on Form S-1, File No. 333-176019)*

4.15	Exa Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.21 to our Registration Statement on Form S-1, File No. 333-176019)*

4.16	Form of Incentive Stock Option Agreement for use under the Exa Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.22 to our Registration Statement on Form S-1, File No. 333-176019)*

4.17	Form of Nonqualified Stock Option Agreement for use under the Exa Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.23 to our Registration Statement on Form S-1, File No. 333-176019)*

4.18	Exa Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.24 to our Registration Statement on Form S-1, File No. 333-176019)*

4.19	Amendment No. 1 dated April 5, 2012 to Letter Agreement dated August 3, 2011 between Exa Corporation and Boston Capital Ventures III, Limited Partnership, Boston Capital Ventures IV, Limited Partnership, FMR LLC, Fidelity Ventures Limited and Infotech Fund I LLC (incorporated by reference to Exhibit 4.26 to our Registration Statement on Form S-1, File No. 333-176019)

4.20	Amendment No. 1 dated April 5, 2012 to Voting Agreement dated August 3, 2011 between Exa Corporation, FMR LLC, Fidelity Ventures Limited, Infotech Fund I LLC, Boston Capital Ventures III, Limited Partnership, and Boston Capital Ventures IV, Limited Partnership (incorporated by reference to Exhibit 4.27 to our Registration Statement on Form S-1, File No. 333-176019)

10.1	IBM Customer Agreement dated July 11, 2006 between Exa Corporation and International Business Machines Corporation (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, File No. 333-176019)

10.2†	IBM Global Technology Services Statement of Work for IBM Managed Resiliency Services—managed continuity dated February 3, 2011 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-176019)

10.3†	Schedule of IBM Managed Resiliency Services—managed continuity effective February 12, 2011 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1, File No. 333-176019)

10.4†	OEM License Agreement dated October 26, 2006 between ThermoAnalytics, Inc. and Exa Corporation (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1, File No. 333-176019)

10.5†	First Amendment to OEM License Agreement dated as of June 10, 2011 by and between ThermoAnalytics, Inc. and Exa Corporation (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1, File No. 333-176019)

10.6	Lease dated July 21, 2008 between Netview 5 and 6 LLC and Exa Corporation (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, File No. 333-176019)

10.7	Employment Contract dated October 17, 2001 between Exa Corporation and Jean-Paul Roux(incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1, File No. 333-176019)*

10.8	Work Agreement dated January 1, 2009 between Exa Corporation and Jean-Paul Roux(incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1, File No. 333-176019)*

10.15††	Second Amendment to OEM License Agreement dated as of February 1, 2013, by and between ThermoAnalytics, Inc. and Exa Corporation (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013)

10.16	Letter Agreement dated November 12, 2013 between Exa Corporation and Edmond L. Furlong.

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen A. Remondi, President, Chief Executive Officer and Director of Exa Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Edmond L. Furlong, Chief Financial Officer of Exa Corporation

32.1	Section 1350 Certification, executed by Stephen A. Remondi, President, Chief Executive Officer and Director of Exa Corporation

32.2	Section 1350 Certification, executed by Edmond L. Furlong, Chief Financial Officer of Exa Corporation

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Indicates management contract or compensatory plan or arrangement.
†	We have omitted portions of this exhibit which have been granted confidential treatment.
††	Portions of this exhibit have been omitted subject to a pending request for confidential treatment under 24b-2 under the Securities Exchange Act of 1934, and in connection with that request, an unredacted copy of this exhibit has been filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXA CORPORATION

By:	/s/ Stephen A. Remondi
Stephen A. Remondi
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen A. Remondi Stephen A. Remondi	Chief Executive Officer, President and Director (Principal Executive Officer)	March 26, 2014

/s/ Edmond L. Furlong Edmond L. Furlong	Chief Operating Officer and Chief Financial Officer	March 26, 2014

/s/ Stephen P. Sarno Stephen P. Sarno	Vice President Finance and Chief Accounting Officer	March 26, 2014

/s/ John J. Shields, III John J. Shields, III	Director	March 26, 2014

/s/ John William Poduska John William Poduska	Director	March 26, 2014

/s/ Wayne Mackie Wayne Mackie	Director	March 26, 2014

/s/ John F. Smith, Jr. John F. Smith, Jr.	Director	March 26, 2014

/s/ Robert Schechter Robert Schechter	Director	March 26, 2014