Form 10-Q
period 2014-04-30
EXA CORP
filed 2014-05-29
CIK 890264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 23, 2014, 13,754,808 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

EXA CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXA CORPORATION

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	April 30, 2014	January 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$32,592	$28,753
Accounts receivable	13,862	27,245
Deferred tax assets	256	2,213
Prepaid expenses and other current assets	2,453	2,108

Total current assets	49,163	60,319
Property and equipment, net	7,043	7,356
Intangible assets, net	2,658	2,745
Deferred tax assets	41	13,306
Other assets	1,168	1,123

Total assets	$60,073	$84,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$904	$1,684
Accrued expenses	6,432	10,285
Current portion of deferred revenue	28,164	30,594
Current maturities of capital lease obligations	2,082	2,426

Total current liabilities	37,582	44,989
Deferred revenue	14	273
Capital lease obligations	2,184	2,695
Other long-term liabilities	540	528
Deferred rent	715	831

Total liabilities	41,035	49,316

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 13,778,697 and 13,388,712 shares issued, respectively; 13,746,195 and 13,356,210 shares outstanding, respectively	14	13
Additional paid-in capital	85,884	85,201
Accumulated deficit	(66,941)	(49,721)
Treasury stock (32,502 common shares, at cost)	—	—
Accumulated other comprehensive income	81	40

Total stockholders’ equity	19,038	35,533

Total liabilities and stockholders’ equity	$60,073	$84,849

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Operations and Statements of Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended April 30,
	2014	2013

Revenue:
License revenue	$11,660	$10,692
Project revenue	2,110	1,796

Total revenues	13,770	12,488

Operating expenses:
Cost of revenues	4,596	3,671
Sales and marketing	2,567	2,117
Research and development	5,102	4,386
General and administrative	3,122	2,771

Total operating expenses	15,387	12,945

Loss from operations	(1,617)	(457)

Other expense, net:
Foreign exchange (loss) gain	(44)	37
Interest expense	(83)	(381)
Interest income	4	4
Other income, net	—	2

Total other expense, net	(123)	(338)

Loss before income taxes	(1,740)	(795)
(Provision) benefit for income taxes	(15,480)	254

Net loss	$(17,220)	$(541)

Net loss per share:
Basic	$(1.28)	$(0.04)
Diluted	$(1.28)	$(0.04)
Weighted average shares outstanding used in computing net loss per share:
Basic	13,499,919	13,296,098
Diluted	13,499,919	13,296,098

Comprehensive loss:
Net loss	$(17,220)	$(541)
Foreign currency translation adjustments	41	(2)

Comprehensive loss	$(17,179)	$(543)

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended April 30,
	2014	2013
Cash flows provided by operating activities:
Net loss	$(17,220)	$(541)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	663	496
Stock-based compensation expense	370	245
Deferred rent expense	(114)	(76)
Non-cash interest	—	122
Deferred income taxes	15,222	(487)
Net change in operating assets and liabilities:
Accounts receivable	13,352	23,706
Prepaid expenses and other current assets	(346)	(15)
Other assets	(45)	(36)
Accounts payable	(782)	(973)
Accrued expenses	(3,742)	(2,322)
Other liabilities	12	33
Deferred revenue	(2,695)	(1,618)

Net cash provided by operating activities	4,675	18,534

Cash flows used in investing activities:
Purchases of property and equipment	(366)	(336)

Net cash used in investing activities	(366)	(336)

Cash flows used in financing activities:
Proceeds from stock option exercises	314	29
Payments of long-term debt	—	(331)
Payments of capital lease obligations	(855)	(520)

Net cash used in financing activities	(541)	(822)

Effect of exchange rate changes on cash	71	(154)

Net increase in cash and cash equivalents	3,839	17,222

Cash and cash equivalents, beginning of period	28,753	30,716

Cash and cash equivalents, end of period	$32,592	$47,938

Supplemental cash flow disclosures:
Cash paid for interest	$83	$264
Cash paid for income taxes	$171	$121
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment through capital leases	$—	$43

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

2. Summary of Significant Accounting Policies

Applicable Accounting Guidance

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental United States generally accepted accounting principles (“GAAP”) as found in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 31, 2014 included in the Company’s Annual Report on Form 10-K. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known.

The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from management’s estimates if future events differ substantially from past experience, or other assumptions, while reasonable when made, do not turn out to be substantially accurate.

Recent Accounting Pronouncements

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

3. Computation of Net Loss Per Share

Net loss per share has been computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the impact of the Company’s outstanding potential common shares, such as shares issuable upon exercise of in-the-money stock options or warrants, when dilutive. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net loss per common share.

The following summarizes the calculation of basic and diluted net loss per share:

	Three Months Ended April 30,
	2014	2013
Numerator:
Net loss	$(17,220)	$(541)

Denominator:
Weighted average common shares, basic and diluted	13,499,919	13,296,098

Basic net loss per share	$(1.28)	$(0.04)

Diluted net loss per share	$(1.28)	$(0.04)

The following outstanding options, restricted stock unit awards and warrants were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended April 30,
	2014	2013
Options, restricted stock unit awards and warrants to purchase common and preferred stock	2,203,645	2,316,328

4. Property and Equipment, net

Property and equipment, net consists of the following as of April 30, 2014 and January 31, 2014:

	April 30, 2014	January 31, 2014
Computer software and equipment	$18,898	$18,635
Office equipment and furniture	462	444
Leasehold improvements	2,627	2,627

Total property and equipment	21,987	21,706
Less: accumulated depreciation	(14,944)	(14,350)

Property and equipment, net	$7,043	$7,356

Depreciation expense was $576 and $408 for the three months ended April 30, 2014 and 2013, respectively. Included in computer software and equipment and office equipment and furniture is equipment held pursuant to capital leases with costs of $16,820 and $16,802 and accumulated amortization of $11,413 and $10,997 as of April 30, 2014 and January 31, 2014, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	April 30, 2014	January 31, 2014
Accrued payroll	$2,049	$1,603
Sales and withholding taxes	1,091	3,158
Accrued commissions and bonuses	869	2,456
Accrued income taxes payable	654	571
Deferred rent, current portion	604	602
Legal and professional	418	489
Other accrued expenses	747	1,406

Total accrued expenses	$6,432	$10,285

6. Deferred Rent

In connection with its corporate headquarters lease entered into in July 2008, the Company received a tenant improvement allowance of $1,958 from the landlord. This lease incentive was recorded as leasehold improvements and deferred rent and is being amortized as part of rent expense on a straight-line basis over the life of the lease. The Company’s subsidiary Euroxa S.a.r.l. entered into a new office lease in Paris, France in May 2012 with a landlord incentive totaling $148, equivalent to four months free rent, which is also being amortized as rent expense on a straight line basis over the life of the lease. In addition, the Company’s facility leases typically contain other than straight-line payment features. The difference between the straight-line rent expense of the lease and the cash payments is recorded as deferred rent. Deferred rent as of April 30, 2014 and January 31, 2014 is as follows:

	April 30, 2014	January 31, 2014
Leasehold improvement incentive	$506	$572
Non-cash rent expense	813	861

Total deferred rent	1,319	1,433
Less: current portion included in accrued expenses	(604)	(602)

Deferred rent, net of current portion	$715	$831

7. Fair Value Measurements

Financial instruments consist primarily of cash and cash equivalents, accounts receivable and capital lease obligations. As of April 30, 2014 and January 31, 2014, the carrying amounts of these instruments approximate their fair values. The estimated fair values have been determined from information obtained from market sources and management estimates.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of April 30, 2014:

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$20,009	$20,009	$—	$—

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

The following table reflects the carrying value of intangible assets as of April 30, 2014:

	April 30, 2014
	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(847)	$2,658
Access to facilities contract	38	(38)	—

Total	$3,543	$(885)	$2,658

The following table reflects the carrying value of intangible assets as of January 31, 2014:

	January 31, 2014
	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(760)	$2,745
Access to facilities contract	38	(38)	—

Total	$3,543	$(798)	$2,745

Amortization expense of intangible assets was $87 and $88 for the three months ended April 30, 2014 and 2013, respectively.

9. Commitments and Contingencies

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

Based on historical experience and information known as of April 30, 2014 and January 31, 2014, the Company has not recorded any liabilities for the above guarantees and indemnities.

10. Stock Based Compensation

The fair value of common stock options for employees and non-employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Three Months Ended April 30,
	2014	2013
Estimated dividend yield	0%	0%
Expected stock price volatility	49.8%	50.3%
Weighted-average risk-free interest rate	2.2%	1.3%
Expected life of options (in years)	6.25	6.25

The weighted average grant date fair value per share for stock options granted in the three months ended April 30, 2014 was $7.54.

Total stock-based compensation expense related to stock options and restricted stock units issued by the Company is as follows:

	Three Months Ended April 30,
	2014	2013
Cost of revenues	$38	$31
Sales and marketing	75	50
Research and development	156	77
General and administrative	101	87

Total	$370	$245

The total unrecognized compensation cost related to outstanding stock options is $3,840 at April 30, 2014. This amount is expected to be recognized over a weighted-average period of 2.84 years.

11. Income Taxes

For the three months ended April 30, 2014, the Company’s income tax provision was $15.5 million which includes a $14.5 million non-cash charge to record a valuation allowance against its United States net deferred tax assets and a $0.7 million non-cash write-off of state deferred tax assets (discussed further below). Through the three months ended April 30, 2014, the Company’s results reflected a three-year cumulative loss position in the United States; prior thereto, the Company’s historical results reflected a three-year cumulative profit. Reflecting management’s plans to continue investing in the business for future growth, management’s projections reflect the Company continuing in a three-year cumulative loss position through fiscal year 2015. This historical and projected cumulative loss position caused management to modify its assessment of its deferred tax assets, concluding that it no longer was more likely than not that these deferred tax assets would be realized and thus, a valuation allowance was necessary against the full amount of its United States net deferred tax assets.

Management will reassess the realization of the deferred tax assets each reporting period. To the extent that the financial results of the Company’s United States operations improve and the deferred tax asset becomes realizable, the Company will reduce the valuation allowance through earnings.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset its United States federal taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. During the first quarter of fiscal year 2015, management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. The annual limit is approximately $14.0 million for fiscal year 2015, $16.8 million for each of fiscal years 2016 through 2019, $8.1 million for fiscal year 2020 and $6.4 million for each fiscal year thereafter. The ownership change also resulted in the loss of the Company’s ability to utilize $0.7 million of its $0.8 million of state net operating loss carryforwards, credits and other state attributes, which resulted in a write-off of the $0.7 million of state deferred tax assets during the first quarter of fiscal year 2015.

The Company does not expect that its unrecognized tax benefit will change significantly within the next twelve months. The Company and one or more of its subsidiaries file United States federal income tax returns and tax returns in various state and foreign jurisdictions. With limited exceptions, the Company is no longer subject to federal, state, local or foreign examinations for years prior to January 31, 2011. However, carryforward attributes that were generated prior to January 31, 2011 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

12. Geographic Information

Revenue is attributed to individual countries based upon location of the external customer. Revenue by geographic area is as follows:

	Three Months Ended April 30,
	2014	2013
United States	$2,873	$2,692
Germany	2,691	2,215
Japan	2,371	2,025
France	1,984	2,244
Korea	1,236	1,086
United Kingdom	1,123	1,089
Sweden	694	648
Other	798	489

Total	$13,770	$12,488

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid.

Net long-lived assets by principal geographic areas were as follows:

	April 30, 2014	January 31, 2014
United States	$5,754	$6,098
France	816	849
Germany	207	117
Japan	175	201
Other	91	91

Total property and equipment, net	$7,043	$7,356

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During fiscal 2015, we have continued to make significant strategic investments to bring additional ground transportation applications to market as well as products for the aerospace and oil and gas production markets. As we continue to grow, we will continue to explore other markets where we believe the capabilities of PowerFLOW can be broadly applied such as the chemical processing, architecture, engineering and construction, power generation, biomedical and electronics industries.

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

We were founded in 1991 and had 273 employees worldwide at April 30, 2014. Our corporate headquarters, including our principal administrative, marketing, technical support, research and product development facilities, are located in Burlington, Massachusetts.

Results of Operations for the Three Months Ended April 30, 2014 and 2013

The following tables set forth, for the periods presented, data from our consolidated statements of operation, as well as that data as a percentage of revenues.

	Three Months Ended April 30,
(in thousands)	2014	2013

Revenue:
License revenue	$11,660	$10,692
Project revenue	2,110	1,796

Total revenues	13,770	12,488

Operating expenses: (1)
Cost of revenues	4,596	3,671
Sales and marketing	2,567	2,117
Research and development	5,102	4,386
General and administrative (2)	3,122	2,771

Total operating expenses	15,387	12,945

Loss from operations	(1,617)	(457)

Other expense, net:
Foreign exchange (loss) gain	(44)	37
Interest expense	(83)	(381)
Interest income	4	4
Other income, net	—	2

Total other expense, net	(123)	(338)

Loss before income taxes	(1,740)	(795)
(Provision) benefit for income taxes	(15,480)	254

Net loss	$(17,220)	$(541)

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended April 30,
(in thousands)	2014	2013
Cost of revenues	$38	$31
Sales and marketing	75	50
Research and development	156	77
General and administrative	101	87

Total stock-based compensation expense	$370	$245

(2)	Includes amortization expense related to intangible assets as follows:

General and administrative	$87	$88

	Three Months Ended April 30,
(as a percent of total revenue)	2014	2013

Revenue:
License revenue	84.7%	85.6%
Project revenue	15.3%	14.4%

Total revenues	100.0%	100.0%

Operating expenses:
Cost of revenues	33.4%	29.4%
Sales and marketing	18.6%	17.0%
Research and development	37.1%	35.1%
General and administrative	22.7%	22.2%

Total operating expenses	111.7%	103.7%

Loss from operations	(11.7)%	(3.7)%

Other expense, net:
Foreign exchange (loss) gain	(0.3)%	0.3%
Interest expense	(0.6)%	(3.1)%
Interest income	0.0%	0.0%
Other income, net	0.0%	0.0%

Total other expense, net	(0.9)%	(2.7)%

Loss before income taxes	(12.6)%	(6.4)%
(Provision) benefit for income taxes	(112.4)%	2.0%

Net loss	(125.1)%	(4.3)%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of Three Months Ended April 30, 2014 and 2013

Revenue

	Three Months Ended April 30,
(in thousands, except percentages)	2014	2013	Increase	% Change
License revenue	$11,660	$10,692	$968	9.1%
Project revenue	2,110	1,796	314	17.5

Total revenues	$13,770	$12,488	$1,282	10.3%

License revenue increased 9.1%, from $10.7 million for the three months ended April 30, 2013 to $11.7 million for the three months ended April 30, 2014. The $1.0 million increase was driven almost entirely by increased utilization of simulation capacity by existing customers. Project revenue increased $0.3 million during the three months ended April 30, 2014 compared to the three months ended April 30, 2013 due to expanded sales and engineering efforts and greater activity with existing customers.

Foreign exchange fluctuations, particularly the strength of the Euro, positively impacted total revenue in the three months ended April 30, 2014 by $0.1 million as compared to the three months ended April 30, 2013. On a constant currency basis, our total revenues in the three months ended April 30, 2014 increased 9.8%, compared with the three months ended April 30, 2013.

Cost of revenue

	Three Months Ended April 30,
(in thousands, except percentages)	2014	2013	Increase	% Change
Cost of revenue	$4,596	$3,671	$925	25.2%

Cost of revenue for the three months ended April 30, 2014 was $4.6 million, an increase of $0.9 million, or 25.2%, compared with $3.7 million during the three months ended April 30, 2013. As a percentage of revenues, cost of revenues increased to 33.4% for the three months ended April 30, 2014 compared to 29.4% for the three months ended April 30, 2013. Increased payroll and employee related costs, including travel, accounted for approximately $0.7 million of the increase, primarily as a result of the net addition of 18 new application engineers and merit-based compensation increases for existing personnel. In addition, royalty costs increased by $0.2 million due to increased invoicing by the Company and amendments to certain royalty agreements.

Sales and marketing

	Three Months Ended April 30,
(in thousands, except percentages)	2014	2013	Increase	% Change
Sales and marketing	$2,567	$2,117	$450	21.3%

Sales and marketing expenses for the three months ended April 30, 2014 were $2.6 million, an increase of $0.5 million, or 21.3% compared to $2.1 million for the three months ended April 30, 2013. As a percentage of revenues, sales and marketing expenses increased to 18.6% for the three months ended April 30, 2014 compared to 17.0% for the three months ended April 30, 2013. Increased non-commission payroll and employee related costs accounted for approximately $0.3 million of the increase, primarily due manager and executive level promotions, merit-based compensation increases for existing personnel and increased travel due to expanded sales efforts. Commission expense increased by approximately $0.2 million, primarily due to an increase in invoicing levels during the three months ended April 30, 2014 as compared to the prior fiscal year period.

Research and development

	Three Months Ended April 30,
(in thousands, except percentages)	2014	2013	Increase	% Change
Research and development	$5,102	$4,386	$716	16.3%

Research and development expenses for the three months ended April 30, 2014 were $5.1 million, an increase of $0.7 million, or 16.3%, compared to $4.4 million for the three months ended April 30, 2013. As a percentage of revenues, research and development expense increased to 37.1% for the three months ended April 30, 2014 compared to 35.1% for the three months ended April 30, 2013. Increased payroll and employee related costs accounted for approximately $0.5 million of the increase, primarily as a result of the net addition of 12 new scientists and software engineers and merit-based compensation increases for existing personnel. The balance of the increase is primarily attributable to capacity expansions at our New Jersey data center resulting in increased facility costs of approximately $0.2 million.

General and administrative

	Three Months Ended April 30,
(in thousands, except percentages)	2014	2013	Increase	% Change
General and administrative	$3,122	$2,771	$351	12.7%

General and administrative expenses for the three months ended April 30, 2014 were $3.1 million, an increase of $0.4 million, or 12.7%, compared to $2.8 million for the three months ended April 30, 2013. As a percentage of revenues, general and administrative expenses increased to 22.7% for the three months ended April 30, 2014, compared to 22.2% for the three months ended April 30, 2013. Increased payroll and employee related costs accounted for approximately $0.3 million of the increase, primarily as a result of merit-based and incentive-based compensation increases for existing personnel and increased recruiting fee expense associated with our search for a new chief financial officer. In addition, internet service charges increased by approximately $0.1 million due to a credit received in the prior year period that did not reoccur in the current period and was partially offset by a slight reduction in annual franchise tax expense.

Other expense, net

	Three Months Ended April 30,
(in thousands, except percentages)	2014	2013	Decrease	% Change
Other expense, net	$123	$338	$(215)	(63.6)%

For the three months ended April 30, 2014, other expense, net was $0.1 million, as compared to other expense, net of $0.3 million for the three months ended April 30, 2013. Other expense, net for the three-months ended April 30, 2014 primarily consisted of $0.1 million in interest expense and foreign exchange losses. Other expense, net for the three months ended April 30, 2013 primarily consisted of $0.4 million in interest expense, partially offset by foreign exchange gains. Interest expense decreased as a result of our May 2013 repayment of certain outstanding debt.

Provision for income taxes

	Three Months Ended April 30,
(in thousands, except percentages)	2014	2013	Change	% Change
(Provision) benefit for income taxes	$(15,480)	$254	$(15,734)	(6,194.5)%

For the three months ended April 30, 2014, our income tax provision was $15.5 million which includes a $14.5 million non-cash charge to record a valuation allowance against our United States net deferred tax assets and a $0.7 million non-cash write-off of state deferred taxes (discussed further below). Through the three months ended April 30, 2014, our results reflected a three-year cumulative loss position in the United States; prior thereto, our historical results reflected a three-year cumulative profit. Reflecting management’s plans to continue investing in the business for future growth, management’s projections reflect our continuing in a three-year cumulative loss position through fiscal year 2015. This historical and projected cumulative loss position caused management to modify its assessment of its deferred tax assets, concluding that it no longer was more likely than not that these deferred tax assets would be realized and thus, a valuation allowance was necessary against the full amount of its United States net deferred tax assets. Note that most of our revenues are generated from ground transportation customers outside the United States but a significantly disproportionate amount of our operating expenses, including investments in future products, are incurred in the United States, causing the results of operations in the United States to reflect losses during this period of investment.

Management will reassess the realization of the deferred tax assets each reporting period. To the extent that the financial results of our United States operations improve and the deferred tax asset becomes realizable, we will reduce the valuation allowance through earnings.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset its United States federal taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. During the first quarter of fiscal year 2015, management determined that we had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. The annual limit is approximately $14.0 million for fiscal year 2015, $16.8 million for each of fiscal years 2016 through 2019, $8.1 million for fiscal year 2020 and $6.4 million for each fiscal year thereafter. The ownership change also resulted in the loss of our ability to utilize $0.7 million of its $0.8 million of state net operating loss carryforwards, credits and other state attributes, which resulted in a write-off of the $0.7 million of state deferred tax assets during the first quarter of fiscal year 2015.

We do not expect that our unrecognized tax benefit will change significantly within the next twelve months. We and one or more of our subsidiaries file United States federal income tax returns and tax returns in various state and foreign jurisdictions. With limited exceptions, we are no longer subject to federal, state, local or foreign examinations for years prior to January 31, 2011. However, carryforward attributes that were generated prior to January 31, 2011 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

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

Revenue on a constant currency basis. Our international operations generate and incur expenses that are denominated in foreign currencies, and changes in currency exchange rates can materially affect our consolidated results of operations. Our principal exposures are to fluctuations in exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won. To provide investors with information concerning underlying trends in our business, we disclose revenue on a constant currency basis, which we define as GAAP revenue, adjusted to reverse the impact of changes in the exchange rates of the principal currencies in which our international operations generated revenue and incurred expenses. We calculate revenue on a constant currency basis by converting revenue that was generated in the currencies specified above during the three months ended April 30, 2014 to United States Dollars at assumed exchange rates equal to the exchange rates in effect for such currencies during the corresponding period of the previous fiscal year, rather than the exchange rates actually in effect during the current fiscal year.

Adjusted EBITDA. We define Adjusted EBITDA as EBITDA, excluding non-cash, stock-based compensation expense. We define EBITDA as net loss, excluding depreciation and amortization, interest expense, loss on extinguishment of debt, other income (expense), foreign exchange gain (loss) and provision for income taxes. The GAAP measure most comparable to Adjusted EBITDA is net income.

Non-GAAP operating loss. We define non-GAAP operating loss as GAAP operating loss excluding non-cash, stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP operating loss is operating loss.

Non-GAAP net loss. We define non-GAAP net loss as GAAP net loss excluding the after tax impact of non-cash, stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP net loss is net loss.

Non-GAAP net loss per diluted share. We define non-GAAP net loss per diluted share as GAAP net loss per diluted share excluding the after tax impact of non-cash, stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP net loss per diluted share is net loss per diluted share.

Our management uses these non-GAAP financial measures to evaluate our operating performance and for internal planning and forecasting purposes. We believe that these measures help identify underlying trends in our business, are useful for comparing current results with prior period results, and are helpful to investors and financial analysts in assessing our operating performance. For example, our management considers Adjusted EBITDA to be an important indicator of our operational strength and the performance of our business and a good measure of our historical operating trends. However, each of these non-GAAP financial measures may have limitations as an analytical tool. In considering our Adjusted EBITDA, non-GAAP operating loss, non-GAAP net loss and non-GAAP net loss per diluted share, investors should take into account the following reconciliations of these non-GAAP financial measures to the comparable GAAP financial measures:

Adjusted EBITDA:

	Three Months Ended April 30,
(in thousands)	2014	2013

Net loss	$(17,220)	$(541)
Add back:
Depreciation and amortization	663	496
Interest expense, net	79	377
Other income, net	—	(2)
Foreign exchange loss (gain)	44	(37)
Provision (benefit) for income taxes	15,480	(254)

EBITDA	(954)	39
Stock-based compensation expense	370	245

Adjusted EBITDA	$(584)	$284

Non-GAAP operating loss:

	Three Months Ended April 30,
(in thousands)	2014	2013

Operating loss	$(1,617)	$(457)
Add back:
Stock-based compensation expense	370	245
Amortization of acquired intangible assets	87	88

Non-GAAP operating loss	$(1,160)	$(124)

Non-GAAP net loss:

	Three Months Ended April 30,
(in thousands)	2014	2013

Net loss	$(17,220)	$(541)
Add back:
Stock-based compensation expense	370	245
Amortization of acquired intangible assets	87	88
Income tax effect (1)	(160)	(116)

Non-GAAP net loss	$(16,923)	$(324)

Non-GAAP net loss, per diluted share:

	Three Months Ended April 30,
	2014	2013

Net loss, per diluted share (2)	$(1.28)	$(0.04)
Add back:
Stock-based compensation expense	0.03	0.02
Amortization of acquired intangible assets	0.01	0.01
Income tax effect (1)	(0.01)	(0.01)

Non-GAAP net loss, per diluted share (2)(3):	$(1.25)	$(0.02)

(1)	The tax effect of non-cash stock-based compensation expense and non-cash amortization of acquired intangibles is estimated using a blended rate equivalent to our annual estimated United States federal tax rate and our state tax rate, exclusive of our net federal benefit. This rate is based on our estimated annual GAAP income tax rate forecast. Our estimated tax rate on non-GAAP income is determined annually and may be adjusted during the year to take into account events or trends that we believe materially impact the estimated annual rate including, but not limited to, significant changes resulting from tax legislation, revenues and expenses and other significant events. Due to the differences in the tax treatment of items excluded from non-GAAP earnings, as well as the methodology applied to our estimated annual tax rates as described above, our estimated tax rate on non-GAAP income may differ from our GAAP tax rate and from our actual tax liabilities.
(2)	Share amounts utilized on a fully diluted basis were approximately 13.5 million and 13.3 million for the three months ended April 30, 2014 and 2013, respectively.
(3)	Due to rounding, totals may not equal the sum of line items in the table above.

Liquidity

Overview

Our primary sources of liquidity during the three months ended April 30, 2014 were cash and cash equivalents on hand and cash flows provided by operating activities. Our primary uses of cash during the three months ended April 30, 2014 were capital expenditures and capital lease obligations. As of April 30, 2014, we had $32.6 million in cash and cash equivalents.

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

For the three months ended April 30, 2014, net cash provided by operating activities totaled $4.7 million, as compared to $18.5 million over the three months ended April 30, 2013. The overall decrease in cash provided by operating activities for the three months ended April 30, 2014 as compared to the prior year period is primarily due to fluctuations in working capital. Accounts receivable decreased $13.4 million during the current year period compared to $23.7 million in the prior year period, primarily due to the timing of collections from certain large customers. In addition, accrued expenses decreased by $3.7 million during the current year period compared to $2.3 million in the prior year period, primarily due to the timing of value-added-tax, commission and compensation payments. Lastly, deferred revenue decreased $2.7 million during the current year period compared to $1.6 million in the prior year period, due primarily to the timing of invoicing for customer license orders.

Net Cash Flows from Investing Activities

Net cash used for investing activities for the three months ended April 30, 2014 was $0.4 million, as compared to $0.3 million for the three months ended April 30, 2013. The increase is attributable to increased expenditures for purchases of property and equipment to support the growth in our business operations.

Net Cash Flows from Financing Activities

Net cash used for financing activities for the three months ended April 30, 2014 was $0.5 million, which consisted primarily of payments on our capital lease obligations of $0.9 million, partially offset by proceeds from stock option exercises of $0.3 million. Net cash used for financing activities for the three months ended April 30, 2013 was $0.8 million, which consisted primarily of payments on our capital lease obligations of $0.5 million and payments on our long-term debt of $0.3 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of either April 30, 2014 or January 31, 2014.

Capital Resources

Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new solutions and applications, the sales and marketing resources needed to further penetrate our market and gain acceptance of new solutions and applications we develop, the expansion of our operations in the United States and internationally and the response of competitors to our solutions and applications. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. Our practice has been to reinvest the undistributed earnings of our foreign subsidiaries in their local jurisdictions, and we currently do not intend to repatriate such earnings. As of April 30, 2014 and January 31, 2014, $7.6 million and $8.0 million, respectively, of our cash is held in bank accounts outside the United States and may not be completely available to fund our domestic operations and obligations without paying taxes upon repatriation.

We expect to be able to meet the funding needs of our United States operations without repatriating undistributed earnings that have been indefinitely reinvested in our international subsidiaries.

We believe our cash on hand and cash flows from our operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future, including at least the next twelve months.

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

The Euro was approximately 5.0% stronger against the United States dollar on average, for the three months ended April 30, 2014, when compared with the three months ended April 30, 2013. The resulting net overall impact to revenue was an increase of approximately $0.3 million, during the three months ended April 30, 2014. The resulting net overall impact to operating expenses was an increase of approximately $0.2 million during the three months ended April 30, 2014, respectively.

The exchange rate impact of other currencies for the three months ended April 30, 2014, primarily driven by a weaker Japanese yen, was a decrease to revenue and operating expense of approximately $0.2 million and $0.1 million, respectively.

For the three months ended April 30, 2014, a 10% change in the exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won would have resulted in a $0.8 million change in revenue.

Interest Rate Sensitivity

Our outstanding long-term debt carried interest at a fixed rate. Our revolving bank line of credit bore interest at a floating rate. We had no outstanding borrowings under our revolving bank line of credit as of January 31, 2014 or at any time during fiscal year 2015. On May 23, 2013, the line of credit expired in accordance with its terms and on May 31, 2013 we repaid, with available cash on hand, all outstanding obligations under our Loan and Security Agreement with Gold Hill Capital 2008, L.P. and Massachusetts Capital Resource Company. As a result, we do not believe that we are exposed to material interest rate risk at this time. Interest income is sensitive to changes in the general level of United States and international interest rates. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash and short-term investments are relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

We do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2014 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any pending material legal proceedings. However, because of the nature of our business, we may be subject at any particular time to lawsuits or other claims arising in the ordinary course of our business, and we expect that this will continue to be the case in the future.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the SEC on March 26, 2014 and other documents we file with the SEC. The risks and uncertainties described are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions including a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, natural disasters or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations and liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(b) Use of Proceeds

On July 3, 2012, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-176019), which was declared effective by the Securities and Exchange Commission on June 27, 2012. The underwriters for the offering were Stifel Nicolaus & Company, Incorporated, Robert W. Baird & Co. Incorporated, Canaccord Genuity Inc. and Needham & Company, LLC. We did not utilize any of the net proceeds of this offering in our business during the three months ended April 30, 2014.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012).

3.3	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013)

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen A. Remondi, President and Chief Executive Officer of Exa Corporation.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen P. Sarno, Interim Chief Financial Officer and Chief Accounting Officer of Exa Corporation.

32.1**	Section 1350 Certification, executed by Stephen A. Remondi, President and Chief Executive Officer of Exa Corporation.

32.2**	Section 1350 Certification, executed by Stephen P. Sarno, Interim Chief Financial Officer and Chief Accounting Officer of Exa Corporation.

101***	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of SEC Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

EXA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXA CORPORATION (Registrant)

By:	/s/ Stephen P. Sarno
Stephen P. Sarno
Interim Chief Financial Officer and Chief Accounting Officer

Date: May 29, 2014