Form 10-Q
period 2014-07-31
EXA CORP
filed 2014-08-27
CIK 890264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

As of August 25, 2014, 13,805,428 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

EXA CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXA CORPORATION

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	July 31, 2014	January 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$31,968	$28,753
Accounts receivable	7,865	27,245
Prepaid expenses and other current assets	2,744	4,321

Total current assets	42,577	60,319
Property and equipment, net	8,279	7,356
Intangible assets, net	2,570	2,745
Deferred tax assets	42	13,306
Other assets	1,158	1,123

Total assets	$54,626	$84,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,865	$1,684
Accrued expenses	6,102	10,285
Current portion of deferred revenue	21,457	30,594
Current maturities of capital lease obligations	2,762	2,426

Total current liabilities	32,186	44,989
Deferred revenue	12	273
Capital lease obligations	2,701	2,695
Other long-term liabilities	530	528
Deferred rent	641	831

Total liabilities	36,070	49,316

Commitments and contingencies (Note 9)

Stockholders’ equity :
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 13,837,162 and 13,388,712 shares issued, respectively; 13,804,660 and 13,356,210 shares outstanding, respectively	14	13
Additional paid-in capital	86,486	85,201
Accumulated deficit	(67,950)	(49,721)
Treasury stock (32,502 common shares, at cost)	—	—
Accumulated other comprehensive income	6	40

Total stockholders’ equity	18,556	35,533

Total liabilities and stockholders’ equity	$54,626	$84,849

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013

Revenue:
License revenue	$12,316	$10,719	$23,976	$21,411
Project revenue	2,527	1,985	4,637	3,781

Total revenues	14,843	12,704	28,613	25,192

Operating expenses:
Cost of revenues	4,632	3,833	9,228	7,504
Sales and marketing	2,509	2,179	5,076	4,296
Research and development	5,404	4,450	10,506	8,836
General and administrative	3,217	2,426	6,339	5,197

Total operating expenses	15,762	12,888	31,149	25,833

Loss from operations	(919)	(184)	(2,536)	(641)

Other income (expense), net:
Foreign exchange gain (loss)	175	(93)	131	(56)
Interest expense	(94)	(176)	(177)	(557)
Interest income	2	5	6	9
Loss on extinguishment of debt	—	(755)	—	(755)
Other income, net	3	3	3	5

Total other income (expense), net	86	(1,016)	(37)	(1,354)

Loss before income taxes	(833)	(1,200)	(2,573)	(1,995)
(Provision) benefit for income taxes	(176)	402	(15,656)	656

Net loss	$(1,009)	$(798)	$(18,229)	$(1,339)

Net loss per share:
Basic	$(0.07)	$(0.06)	$(1.34)	$(0.10)
Diluted	$(0.07)	$(0.06)	$(1.34)	$(0.10)
Weighted average shares outstanding used in computing net loss per share:
Basic	13,775,250	13,318,443	13,639,866	13,307,456
Diluted	13,775,250	13,318,443	13,639,866	13,307,456

Comprehensive loss:
Net loss	$(1,009)	$(798)	$(18,229)	$(1,339)
Foreign currency translation adjustments	(75)	14	(34)	12

Comprehensive loss	$(1,084)	$(784)	$(18,263)	$(1,327)

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended July 31,
	2014	2013
Cash flows provided by operating activities:
Net loss	$(18,229)	$(1,339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,394	1,039
Stock-based compensation expense	870	496
Deferred rent expense	(187)	(283)
Non-cash interest	—	162
Loss on extinguishment of debt, non-cash portion	—	465
Deferred income taxes	15,215	(1,258)
Net change in operating assets and liabilities:
Accounts receivable	19,403	22,978
Prepaid expenses and other current assets	(374)	280
Other assets	(35)	(53)
Accounts payable	181	(769)
Accrued expenses	(4,058)	(2,151)
Other liabilities	2	51
Deferred revenue	(9,387)	(8,169)

Net cash provided by operating activities	4,795	11,449

Cash flows used in investing activities:
Purchases of property and equipment	(577)	(598)

Net cash used in investing activities	(577)	(598)

Cash flows used in financing activities:
Proceeds from stock option exercises	416	135
Payments of long-term debt	—	(7,365)
Payments of capital lease obligations	(1,358)	(1,025)
Payment of debt issuance costs	—	(213)

Net cash used in financing activities	(942)	(8,468)

Effect of exchange rate changes on cash	(61)	(141)

Net increase in cash and cash equivalents	3,215	2,242

Cash and cash equivalents, beginning of period	28,753	30,716

Cash and cash equivalents, end of period	$31,968	$32,958

Supplemental cash flow disclosures:
Cash paid for interest	$177	$462
Cash paid for income taxes	$1,149	$266
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment through capital leases	$1,700	$43

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

Internal Use Software

Costs incurred in the research and development of the Company’s software products are expensed as incurred. Costs incurred during the application development stage of internal-use software projects, such as those used to develop internal systems, are capitalized. Capitalized costs include external consulting fees and payroll and payroll-related costs for employees in the Company’s development and information technology groups who are directly associated with, and who devote time to, the Company’s internal-use software projects during the application development stage. Capitalization begins when the planning stage is complete and the Company commits resources to the software project. Amortization of the asset commences when the software is complete and placed in service. The Company amortizes completed internal-use software over the estimated useful life. Costs incurred during the planning, training and post-implementation stages of the software development life-cycle are expensed as incurred. Costs related to upgrades and enhancements of existing internal-use software that increase the functionality of the software are also capitalized.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance was effective for the Company in the first quarter of fiscal year 2015. The Company adopted ASU 2013-11 on February 1, 2014. This adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in fiscal year 2018.

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

The following summarizes the calculation of basic and diluted net loss per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Numerator:
Net loss	$(1,009)	$(798)	$(18,229)	$(1,339)

Denominator:
Weighted average common shares, basic and diluted	13,775,250	13,318,443	13,639,866	13,307,456

Basic and diluted net loss per share	$(0.07)	$(0.06)	$(1.34)	$(0.10)

All of the Company’s outstanding stock options, unvested restricted stock units and warrants were anti-dilutive for the three and six months ended July 31, 2014 and 2013 due to the net loss positions of the Company. At July 31, 2014 and 2013, the Company had stock options outstanding to purchase 2,712,985 and 2,273,331 shares of its common stock, respectively. At July 31, 2014, the Company had 19,521 shares of unvested restricted stock units outstanding and none outstanding as of July 31, 2013. At July 31, 2014 and 2013, the Company had warrants outstanding to purchase 21,538 shares of its common stock.

4. Property and Equipment, net

Property and equipment, net consists of the following as of July 31, 2014 and January 31, 2014:

	July 31, 2014	January 31, 2014
Computer software and equipment	$20,751	$18,635
Office equipment and furniture	458	444
Leasehold improvements	2,626	2,627

Total property and equipment	23,835	21,706
Less: accumulated depreciation	(15,556)	(14,350)

Property and equipment, net	$8,279	$7,356

For the three and six months ended July 31, 2014, depreciation expense was $643 and $1,219, respectively. For the three and six months ended July 31, 2013, depreciation expense was $456 and $864, respectively. Included in computer software and equipment and office equipment and furniture is equipment held pursuant to capital leases with costs of $18,409 and $16,802 and accumulated amortization of $11,858 and $10,997 as of July 31, 2014 and January 31, 2014, respectively.

During the three months ended July 31, 2014, the Company capitalized $0.1 million of hardware, software, external consulting fees and payroll and payroll-related costs for the development and implementation of internal-use software applications. The Company implemented the software during the second quarter of fiscal year 2015 to be used primarily for accounting and reporting applications. Included in computer software and equipment is capitalized internal use software costs of $0.1 million and accumulated amortization of less than $0.1 million at July 31, 2014.

5. Accrued Expenses

Accrued expenses consist of the following:

	July 31, 2014	January 31, 2014
Accrued payroll	$1,966	$1,603
Sales and withholding taxes	585	3,158
Accrued commissions and bonuses	900	2,456
Accrued income taxes payable	632	571
Deferred rent, current portion	605	602
Legal and professional	600	489
Other accrued expenses	814	1,406

Total accrued expenses	$6,102	$10,285

6. Deferred Rent

In connection with its corporate headquarters lease entered into in July 2008, the Company received a tenant improvement allowance of $1,958 from the landlord. This lease incentive was recorded as leasehold improvements and deferred rent and is being amortized as part of rent expense on a straight-line basis over the life of the lease. The Company’s subsidiary Euroxa S.a.r.l. entered into a new office lease in Paris, France in May 2012 with a landlord incentive totaling $148, equivalent to four months free rent, which is also being amortized as rent expense on a straight line basis over the life of the lease. In addition, the Company’s facility leases typically contain other than straight-line payment features. The difference between the straight-line rent expense of the lease and the cash payments is recorded as deferred rent. Deferred rent at July 31, 2014 and January 31, 2014 is as follows:

	July 31, 2014	January 31, 2014
Leasehold improvement incentive	$440	$572
Non-cash rent expense	806	861

Total deferred rent	1,246	1,433
Less: current portion included in accrued expenses	(605)	(602)

Deferred rent, net of current portion	$641	$831

7. Fair Value Measurements

Financial instruments consist primarily of cash and cash equivalents, accounts receivable and capital lease obligations. As of July 31, 2014 and January 31, 2014, the carrying amounts of these instruments approximate their fair values. The estimated fair values have been determined from information obtained from market sources and management estimates.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of July 31, 2014:

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$20,011	$20,011	$—	$—

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

The following table reflects the carrying value of intangible assets as of July 31, 2014:

	July 31, 2014
	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(935)	$2,570
Access to facilities contract	38	(38)	—

Total	$3,543	$(973)	$2,570

The following table reflects the carrying value of intangible assets as of January 31, 2014:

	January 31, 2014
	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(760)	$2,745
Access to facilities contract	38	(38)	—

Total	$3,543	$(798)	$2,745

For the three and six months ended July 31, 2014, amortization expense of intangible assets was $88 and $175, respectively. For the three and six months ended July 31, 2013, amortization expense of intangible assets was $87 and $175, respectively.

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

Based on historical experience and information known as of July 31, 2014 and January 31, 2014, the Company has not recorded any liabilities for the above guarantees and indemnities.

10. Stock Based Compensation

On June 10, 2014, the Company’s stockholders approved the amendment and restatement of the Company’s 2011 Stock Incentive Plan. As a result, the number of shares available to be issued under the plan increased from 769,230 to 1,769,230 shares of common stock. Following this approval, the Company granted performance-based options to purchase an aggregate of 282,500 shares of common stock. The majority of the performance-based options are eligible to vest if certain specified targets are met in fiscal years 2015, 2016 and 2017. Performance-based stock options are recognized as expense when it becomes probable that performance measures triggering vesting will be met. As of July 31, 2014, the Company has concluded that it is not probable that any of the performance-based stock options will achieve the required metrics for vesting. As a result, the Company has not recognized any share-based compensation expense associated with these options.

The fair value of common stock options for employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	Six Months Ended July 31,
	2014	2013
Estimated dividend yield	0%	0%
Expected stock price volatility	47.3%	50.5%
Weighted-average risk-free interest rate	2.2%	1.4%
Expected life of options (in years)	6.51	6.25

The weighted average grant date fair value per share for stock options granted in the three and six months ended July 31, 2014 was $4.40 and $5.24, respectively.

Total stock-based compensation expense related to stock options and restricted stock units issued by the Company is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Cost of revenues	$44	$33	$82	$64
Sales and marketing	86	52	161	102
Research and development	191	77	347	154
General and administrative	179	89	280	176

Total	$500	$251	$870	$496

The total unrecognized compensation cost related to outstanding stock options is $5,851 at July 31, 2014. This amount is expected to be recognized over a weighted-average period of 2.83 years.

11. Income Taxes

For the three and six months ended July 31, 2014, the Company’s income tax provision was $0.2 million and $15.7 million, respectively. The provision for the three months ended July 31, 2014 primarily consists of foreign income taxes. The provision for the six months ended July 31, 2014 includes a $14.5 million non-cash charge to record a valuation allowance against its United States net deferred tax assets and a $0.7 million non-cash write-off of state deferred tax assets (discussed further below). Through the three months ended April 30, 2014, the Company’s results reflected a three-year cumulative loss position in the United States; prior thereto, the Company’s historical results reflected a three-year cumulative profit. Reflecting management’s plans to continue investing in the business for future growth, management’s projections reflect the Company continuing in a three-year cumulative loss position through fiscal year 2015. This historical loss position at April 30, 2014 and projected cumulative loss position caused management to modify its assessment of its deferred tax assets, concluding that it no longer was more likely than not that these deferred tax assets would be realized and thus, a valuation allowance was necessary against the full amount of its United States net deferred tax assets.

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

12. Geographic Information

Revenue is attributed to individual countries based upon location of the external customer. Revenue by geographic area is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
United States	$3,412	$2,799	$6,285	$5,489
Japan	2,147	1,803	4,518	3,828
Germany	2,838	2,443	5,529	4,658
France	2,252	2,196	4,236	4,440
Korea	1,419	1,201	2,655	2,287
United Kingdom	1,266	1,175	2,388	2,264
Sweden	651	579	1,345	1,227
Other	858	508	1,657	999

Total	$14,843	$12,704	$28,613	$25,192

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid.

Net long-lived assets by principal geographic areas were as follows:

	July 31, 2014	January 31, 2014
United States	$7,038	$6,098
France	810	849
Germany	192	117
Japan	150	201
Other	89	91

Total property and equipment, net	$8,279	$7,356

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Result of Operations appearing in our Annual Report on Form 10-K, filed with the SEC on March 26, 2014. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

We were founded in 1991 and had 283 employees worldwide at July 31, 2014. Our corporate headquarters, including our principal administrative, marketing, technical support, research and product development facilities, is located in Burlington, Massachusetts.

Results of Operations for the Three Months Ended July 31, 2014 and 2013

The following tables set forth, for the periods presented, data from our consolidated statements of operation, as well as that data as a percentage of revenues.

	Three Months Ended July 31,
(in thousands)	2014	2013

Revenue:
License revenue	$12,316	$10,719
Project revenue	2,527	1,985

Total revenues	14,843	12,704

Operating expenses: (1)
Cost of revenues	4,632	3,833
Sales and marketing	2,509	2,179
Research and development	5,404	4,450
General and administrative (2)	3,217	2,426

Total operating expenses	15,762	12,888

Loss from operations	(919)	(184)

Other income (expense), net:
Foreign exchange gain (loss)	175	(93)
Interest expense	(94)	(176)
Interest income	2	5
Loss on extinguishment of debt	—	(755)
Other income, net	3	3

Total other income (expense), net	86	(1,016)

Loss before income taxes	(833)	(1,200)
(Provision) benefit for income taxes	(176)	402

Net loss	$(1,009)	$(798)

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended July 31,
(in thousands)	2014	2013
Cost of revenues	$44	$33
Sales and marketing	86	52
Research and development	191	77
General and administrative	179	89

Total stock-based compensation expense	$500	$251

(2) Includes amortization expense related to intangible assets as follows:

General and administrative	88	87

	Three Months Ended July 31,
(as a percent of total revenue)	2014	2013

Revenue:
License revenue	83.0%	84.4%
Project revenue	17.0%	15.6%

Total revenues	100.0%	100.0%

Operating expenses:
Cost of revenues	31.2%	30.2%
Sales and marketing	16.9%	17.2%
Research and development	36.4%	35.0%
General and administrative	21.7%	19.1%

Total operating expenses	106.2%	101.4%

Loss from operations	(6.2)%	(1.4)%

Other expense, net:
Foreign exchange (loss) gain	1.2%	(0.7)%
Interest expense	(0.6)%	(1.4)%
Interest income	0.0%	0.0%
Loss on extinguishment of debt	0.0%	(5.9)%
Other income, net	0.0%	0.0%

Total other expense, net	0.6%	(8.0)%

Loss before income taxes	(5.6)%	(9.4)%
(Provision) benefit for income taxes	(1.2)%	3.2%

Net loss	(6.8)%	(6.3)%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of Three Months Ended July 31, 2014 and 2013

Revenue

	Three Months Ended July 31,
(in thousands, except percentages)	2014	2013	Increase	% Change
License revenue	$12,316	$10,719	$1,597	14.9%
Project revenue	2,527	1,985	542	27.3%

Total revenues	$14,843	$12,704	$2,139	16.8%

License revenue increased 14.9%, from $10.7 million for the three months ended July 31, 2013 to $12.3 million for the three months ended July 31, 2014. The $1.6 million increase was driven almost entirely by increased utilization of simulation capacity by existing customers. Project revenue increased $0.5 million during the three months ended July 31, 2014 compared to the three months ended July 31, 2013 due to expanded sales and engineering efforts and greater activity with existing customers.

Foreign exchange fluctuations, particularly the strengthening of the Euro, positively impacted total revenue in the three months ended July 31, 2014 by $0.2 million as compared to the three months ended July 31, 2013. On a constant currency basis, our total revenues in the three months ended July 31, 2014 increased 15.1%, compared with the three months ended July 31, 2013.

Cost of revenue

	Three Months Ended July 31,
(in thousands, except percentages)	2014	2013	Increase	% Change
Cost of revenue	$4,632	$3,833	$799	20.8%

Cost of revenue for the three months ended July 31, 2014 was $4.6 million, an increase of $0.8 million, or 20.8%, compared with $3.8 million during the three months ended July 31, 2013. As a percentage of revenues, cost of revenues increased to 31.2% for the three months ended July 31, 2014 compared to 30.2% for the three months ended July 31, 2013. Increased payroll and employee related costs, including travel, accounted for approximately $0.5 million of the increase, primarily as a result of the net addition of 14 new application engineers and merit-based compensation increases for existing personnel. In addition, royalty costs increased by $0.2 million due to increased invoicing by the Company and amendments to certain royalty agreements. The balance of the increase is primarily attributable to capacity expansions at our New Jersey data center resulting increased facility and hosting costs of approximately $0.1 million.

Sales and marketing

	Three Months Ended July 31,
(in thousands, except percentages)	2014	2013	Increase	% Change
Sales and marketing	$2,509	$2,179	$330	15.1%

Sales and marketing expenses for the three months ended July 31, 2014 were $2.5 million, an increase of $0.3 million, or 15.1% compared to $2.2 million for the three months ended July 31, 2013. As a percentage of revenues, sales and marketing expenses decreased to 16.9% for the three months ended July 31, 2014 compared to 17.2% for the three months ended July 31, 2013. Increased non-commission payroll and employee related costs accounted for approximately $0.1 million of the increase, primarily as a result of the net addition of 4 new sales people, manager and executive level promotions and merit-based compensation increases for existing personnel. Commission expense increased by approximately $0.1 million, primarily due to an increase in invoicing levels during the three months ended July 31, 2014 as compared to the prior fiscal year period. The balance of the increase is primarily attributable to increased marketing and trade show expenses.

Research and development

	Three Months Ended July 31,
(in thousands, except percentages)	2014	2013	Increase	% Change
Research and development	$5,404	$4,450	$954	21.4%

Research and development expenses for the three months ended July 31, 2014 were $5.4 million, an increase of $1.0 million, or 21.4%, compared to $4.5 million for the three months ended July 31, 2013. As a percentage of revenues, research and development expense increased to 36.4% for the three months ended July 31, 2014 compared to 35.0% for the three months ended July 31, 2013. Increased payroll and employee related costs accounted for approximately $0.6 million of the increase, primarily as a result of the net addition of 13 new scientists and software engineers and merit-based compensation increases for existing personnel. In addition, approximately $0.3 million of the increase is attributable to capacity expansions at our New Jersey data center resulting in increased facility and hosting costs. Lastly, approximately $0.1 million of the increase is attributable to increased software consulting costs related to product development.

General and administrative

	Three Months Ended July 31,
(in thousands, except percentages)	2014	2013	Increase	% Change
General and administrative	$3,217	$2,426	$791	32.6%

General and administrative expenses for the three months ended July 31, 2014 were $3.2 million, an increase of $0.8 million, or 32.6%, compared to $2.4 million for the three months ended July 31, 2013. As a percentage of revenues, general and administrative expenses increased to 21.7% for the three months ended July 31, 2014, compared to 19.1% for the three months ended July 31, 2013.

Increased payroll and employee related costs accounted for approximately $0.3 million of the increase, primarily as a result of the net addition of 3 new support personnel and compensation increases for existing personnel, including increased stock-based compensation expense associated with employee equity awards that were granted in the second quarter of fiscal year 2015. Approximately $0.3 million of the increase is primarily attributable to professional service fees, including costs associated with a tax study, a foreign statutory audit, patent legal fees and recruiting services. The balance of the increase is primarily attributable to increased Internet service charges.

Other income (expense), net

	Three Months Ended July 31,
(in thousands, except percentages)	2014	2013	Increase	% Change
Other income (expense), net	$86	$(1,016)	$1,102	108.5%

For the three months ended July 31, 2014, other income, net was $0.1 million, as compared to other expense, net of $1.0 million for the three months ended July 31, 2013. Other income, net for the three-months ended July 31, 2014 primarily consisted of $0.2 million of foreign exchange gains, partially offset by $0.1 million of interest expense. Other expense, net for the three months ended July 31, 2013 primarily consisted of a $0.8 million loss from the extinguishment of debt related to the repayment of all outstanding obligations under our loan and security agreement in May 2013 and interest expense of $0.2 million.

(Provision) benefit for income taxes

	Three Months Ended July 31,
(in thousands, except percentages)	2014	2013	Change	% Change
(Provision) benefit for income taxes	$(176)	$402	$(578)	(143.8)%

Income taxes changed from a $0.4 million benefit in the three months ended July 31, 2013 to a provision of $0.2 million in the three months ended July 31, 2014. The provision for the three months ended July 31, 2014 primarily consists of foreign income taxes. For the three months ended July 31, 2013, the effective income tax rate differed from the federal statutory rate mainly due to nondeductible compensation offset by the tax benefit of federal and state research and development credits. The effective tax rate for the three months ended July 31, 2013 was also impacted discretely by foreign exchange gains and losses and the loss on extinguishment of debt.

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

Results of Operations for the Six Months Ended July 31, 2014 and 2013

The following tables set forth, for the periods presented, data from our consolidated statements of operation, as well as that data as a percentage of revenues.

	Six Months Ended July 31,
(in thousands)	2014	2013

Revenue:
License revenue	$23,976	$21,411
Project revenue	4,637	3,781

Total revenues	28,613	25,192

Operating expenses: (1)
Cost of revenues	9,228	7,504
Sales and marketing	5,076	4,296
Research and development	10,506	8,836
General and administrative (2)	6,339	5,197

Total operating expenses	31,149	25,833

Loss from operations	(2,536)	(641)

Other expense, net:
Foreign exchange gain (loss)	131	(56)
Interest expense	(177)	(557)
Interest income	6	9
Loss on extinguishment of debt	—	(755)
Other income, net	3	5

Total other expense, net	(37)	(1,354)

Loss before income taxes	(2,573)	(1,995)
(Provision) benefit for income taxes	(15,656)	656

Net loss	$(18,229)	$(1,339)

(1)	Amounts include stock-based compensation expense as follows:

	Six Months Ended July 31,
(in thousands)	2014	2013
Cost of revenues	$82	$64
Sales and marketing	161	102
Research and development	347	154
General and administrative	280	176

Total stock-based compensation expense	$870	$496

(2) Includes amortization expense related to intangible assets as follows:

General and administrative	175	175

	Six Months Ended July 31,
(as a percent of total revenue)	2014	2013
Revenue:
License revenue	83.8%	85.0%
Project revenue	16.2%	15.0%

Total revenues	100.0%	100.0%

Operating expenses:
Cost of revenues	32.3%	29.8%
Sales and marketing	17.7%	17.1%
Research and development	36.7%	35.1%
General and administrative	22.2%	20.6%

Total operating expenses	108.9%	102.5%

Loss from operations	(8.9)%	(2.5)%

Other expense, net:
Foreign exchange (loss) gain	0.5%	(0.2)%
Interest expense	(0.6)%	(2.2)%
Interest income	0.0%	0.0%
Loss on extinguishment of debt	0.0%	(3.0)%
Other income, net	0.0%	0.0%

Total other expense, net	(0.1)%	(5.4)%

Loss before income taxes	(9.0)%	(7.9)%
(Provision) benefit for income taxes	(54.7)%	2.6%

Net loss	(63.7)%	(5.3)%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of Six Months Ended July 31, 2014 and 2013

Revenue

	Six Months Ended July 31,
(in thousands, except percentages)	2014	2013	Increase	% Change
License revenue	$23,976	$21,411	$2,565	12.0%
Project revenue	4,637	3,781	856	22.6%

Total revenues	$28,613	$25,192	$3,421	13.6%

License revenue increased 12.0%, from $21.4 million for the six months ended July 31, 2013 to $24.0 million for the six months ended July 31, 2014. The $2.6 million increase was driven almost entirely by increased utilization of simulation capacity by existing customers. Project revenue increased $0.9 million during the six months ended July 31, 2014 compared to the six months ended July 31, 2013 due to expanded sales and engineering efforts and greater activity with existing customers.

Foreign exchange fluctuations, particularly the strengthening of the Euro, positively impacted total revenue in the six months ended July 31, 2014 by $0.3 million as compared to the six months ended July 31, 2013. On a constant currency basis, our total revenues in the six months ended July 31, 2014 increased 12.5%, compared with the six months ended July 31, 2013.

Cost of revenue

	Six Months Ended July 31,
(in thousands, except percentages)	2014	2013	Increase	% Change
Cost of revenue	$9,228	$7,504	$1,724	23.0%

Cost of revenue for the six months ended July 31, 2014 was $9.2 million, an increase of $1.7 million, or 23.0%, compared with $7.5 million during the six months ended July 31, 2013. As a percentage of revenues, cost of revenues increased to 32.3% for the six months ended July 31, 2014 compared to 29.8% for the six months ended July 31, 2013. Increased payroll and employee related costs, including travel, accounted for approximately $1.2 million of the increase, primarily as a result of the net addition of 14 new application engineers and merit-based compensation increases for existing personnel. In addition, royalty costs increased by $0.4 million due to increased invoicing by the Company and amendments to certain royalty agreements. The balance of the increase is primarily attributable to capacity expansions at our New Jersey data center resulting increased facility and hosting costs of approximately $0.1 million.

Sales and marketing

	Six Months Ended July 31,
(in thousands, except percentages)	2014	2013	Increase	% Change
Sales and marketing	$5,076	$4,296	$780	18.2%

Sales and marketing expenses for the six months ended July 31, 2014 were $5.1 million, an increase of $0.8 million, or 18.2% compared to $4.3 million for the six months ended July 31, 2013. As a percentage of revenues, sales and marketing expenses increased to 17.7% for the six months ended July 31, 2014 compared to 17.1% for the six months ended July 31, 2013. Increased non-commission payroll and employee related costs accounted for approximately $0.5 million of the increase, primarily as a result of the net addition of 4 new sales people, manager and executive level promotions and merit-based compensation increases for existing personnel. Commission expense increased by approximately $0.3 million, primarily due to an increase in invoicing levels during the six months ended July 31, 2014, as compared to the prior fiscal year period.

Research and development

	Six Months Ended July 31,
(in thousands, except percentages)	2014	2013	Increase	% Change
Research and development	$10,506	$8,836	$1,670	18.9%

Research and development expenses for the six months ended July 31, 2014 were $10.5 million, an increase of $1.7 million, or 18.9%, compared to $8.8 million for the six months ended July 31, 2013. As a percentage of revenues, research and development expense increased to 36.7% for the six months ended July 31, 2014 compared to 35.1% for the six months ended July 31, 2013. Increased payroll and employee related costs accounted for approximately $1.1 million of the increase, primarily as a result of the net addition of 13 new scientists and software engineers and merit-based compensation increases for existing personnel. In addition, capacity expansions at our New Jersey data center resulted in increased facility and hosting costs of approximately $0.5 million. The balance of the increase is primarily attributable to increased software consulting costs related to product development.

General and administrative

	Six Months Ended July 31,
(in thousands, except percentages)	2014	2013	Increase	% Change
General and administrative	$6,339	$5,197	$1,142	22.0%

General and administrative expenses for the six months ended July 31, 2014 were $6.3 million, an increase of $1.1 million, or 22.0%, compared to $5.2 million for the six months ended July 31, 2013. As a percentage of revenues, general and administrative expenses increased to 22.2% for the six months ended July 31, 2014, compared to 20.6% for the six months ended July 31, 2013. Increased payroll and employee related costs accounted for approximately $0.7 million of the increase, primarily as a result of the net addition of 3 new support personnel and compensation increases for existing personnel, including increased stock-based compensation associated with employee equity awards that were granted in the second quarter of fiscal year 2015. Approximately

$0.3 million of the increase is primarily attributable to professional service fees, including costs associated with a tax study, a foreign statutory audit, patent legal fees and recruiting services. The balance of the increase is primarily attributable to increased Internet service charges.

Other expense, net

	Six Months Ended July 31,
(in thousands, except percentages)	2014	2013	Increase	% Change
Other expense, net	$(37)	$(1,354)	$1,317	97.3%

For the six months ended July 31, 2014, other expense, net was less than $0.1 million, as compared to other expense, net of $1.4 million for the six months ended July 31, 2013. Other expense, net for the six months ended July 31, 2014 primarily consists of $0.2 million in interest expense partially offset by $0.1 million of foreign exchange gains. Other expense, net for the six months ended July 31, 2013 primarily consisted of a $0.8 million loss from the extinguishment of debt related to the repayment of all outstanding obligations under our loan and security agreement in May 2013 and interest expense of $0.6 million.

(Provision) benefit for income taxes

	Six Months Ended July 31,
(in thousands, except percentages)	2014	2013	Change	% Change
(Provision) benefit for income taxes	$(15,656)	$656	$(16,312)	(2,486.6)%

For the six months ended July 31, 2014, our income tax provision was $15.7 million which includes a $14.5 million non-cash charge to record a valuation allowance against our United States net deferred tax assets and a $0.7 million non-cash write-off of state deferred taxes (discussed further below). Through the three months ended April 30, 2014, our results reflected a three-year cumulative loss position in the United States; prior thereto, our historical results reflected a three-year cumulative profit. Reflecting management’s plans to continue investing in the business for future growth, management’s projections reflect our continuing in a three-year cumulative loss position through fiscal year 2015. This historical loss position at April 30, 2014 and projected cumulative loss position caused management to modify its assessment of its deferred tax assets, concluding that it no longer was more likely than not that these deferred tax assets would be realized and thus, a valuation allowance was necessary against the full amount of its United States net deferred tax assets. Note that most of our revenues are generated from ground transportation customers outside the United States but a significantly disproportionate amount of our operating expenses, including investments in future products, are incurred in the United States, causing the results of operations in the United States to reflect losses during this period of investment.

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

Non-GAAP Measures

From time to time we provide certain non-GAAP financial measures to investors as additional information in order to supplement our consolidated financial statements, which are presented in accordance with accounting principles generally accepted in the United States, or GAAP. The non-GAAP financial information presented here should be considered in conjunction with, and not as a substitute for, or superior to, the financial information presented in accordance with GAAP and should not be considered a measure of our liquidity. There are significant limitations associated with the use of non-GAAP financial measures. Further, these measures may differ from the non-GAAP information, even where similarly titled or used by other companies and therefore should not be used to compare our performance to that of other companies.

Revenue on a constant currency basis. Our international operations generate and incur expenses that are denominated in foreign currencies, and changes in currency exchange rates can materially affect our consolidated results of operations. Our principal exposures are to fluctuations in exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won. To provide investors with information concerning underlying trends in our business, we disclose revenue on a constant currency basis, which we define as GAAP revenue, adjusted to reverse the impact of changes in the exchange rates of the principal currencies in which our international operations generated revenue and incurred expenses. We calculate revenue on a constant currency basis by converting revenue that was generated in the currencies specified above during the three and six months ended July 31, 2014 to United States Dollars at assumed exchange rates equal to the exchange rates in effect for such currencies during the corresponding period of the previous fiscal year, rather than the exchange rates actually in effect during the current fiscal year.

Adjusted EBITDA. We define Adjusted EBITDA as EBITDA, excluding non-cash, stock-based compensation expense. We define EBITDA as net loss, excluding depreciation and amortization, interest expense, loss on extinguishment of debt, other income (expense), foreign exchange gain (loss) and provision for income taxes. The GAAP measure most comparable to Adjusted EBITDA is net income.

Non-GAAP operating (loss) income. We define non-GAAP operating (loss) income as GAAP operating (loss) income excluding non-cash, stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP operating (loss) income is operating (loss) income.

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

Adjusted EBITDA:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2014	2013	2014	2013

Net loss	$(1,009)	$(798)	$(18,229)	$(1,339)
Add back:
Depreciation and amortization	731	543	1,394	1,039
Interest expense, net	92	171	171	548
Loss on extinguishment of debt	—	755	—	755
Other income, net	(3)	(3)	(3)	(5)
Foreign exchange (gain) loss	(175)	93	(131)	56
Provision (benefit) for income taxes	176	(402)	15,656	(656)

EBITDA	(188)	359	(1,142)	398
Stock-based compensation expense	500	251	870	496

Adjusted EBITDA	$312	$610	$(272)	$894

Non-GAAP operating (loss) income:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2014	2013	2014	2013

Operating loss	$(919)	$(184)	$(2,536)	$(641)
Add back:
Stock-based compensation expense	500	251	870	496
Amortization of acquired intangible assets	88	87	175	175

Non-GAAP operating (loss) income	$(331)	$154	$(1,491)	$30

Non-GAAP net loss:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2014	2013	2014	2013

Net loss	$(1,009)	$(798)	$(18,229)	$(1,339)
Add back:
Stock-based compensation expense	500	251	870	496
Amortization of acquired intangible assets	88	87	175	175
Income tax effect (1)	(203)	(117)	(363)	(233)

Non-GAAP net loss	$(624)	$(577)	$(17,547)	$(901)

Non-GAAP net loss, per diluted share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013

Net loss, per diluted share (2)	$(0.07)	$(0.06)	$(1.34)	$(0.10)
Add back:
Stock-based compensation expense	0.04	0.02	0.06	0.04
Amortization of acquired intangible assets	0.01	0.01	0.01	0.01
Income tax effect (1)	(0.02)	(0.01)	(0.03)	(0.02)

Non-GAAP net loss, per diluted share (2)(3):	$(0.05)	$(0.04)	$(1.29)	$(0.07)

(1)	The tax effect of non-cash stock-based compensation expense and non-cash amortization of acquired intangibles is estimated using a blended rate equivalent to our annual estimated United States federal tax rate and our state tax rate, exclusive of our net federal benefit. This rate is based on our estimated annual GAAP income tax rate forecast. Our estimated tax rate on non-GAAP income is determined annually and may be adjusted during the year to take into account events or trends that we believe materially impact the estimated annual rate including, but not limited to, significant changes resulting from tax legislation, revenues and expenses and other significant events. Due to the differences in the tax treatment of items excluded from non-GAAP earnings, as well as the methodology applied to our estimated annual tax rates as described above, our estimated tax rate on non-GAAP income may differ from our GAAP tax rate and from our actual tax liabilities.
(2)	Share amounts utilized on a fully diluted basis were approximately 13.8 million and 13.6 million, respectively, for the three and six months ended July 31, 2014 and 13.3 million for both the three and six months ended July 31, 2013.
(3)	Due to rounding, totals may not equal the sum of line items in the table above.

Liquidity

Overview

Our primary sources of liquidity during the six months ended July 31, 2014 were cash and cash equivalents on hand and cash flows provided by operating activities. Our primary uses of cash during the six months ended July 31, 2014 were capital expenditures and capital lease obligations. As of July 31, 2014, we had $32.0 million in cash and cash equivalents.

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

For the six months ended July 31, 2014, net cash provided by operating activities totaled $4.8 million, as compared to $11.4 million over the six months ended July 31, 2013. The overall decrease in cash provided by operating activities for the six months ended July 31,

2014 as compared to the prior year period is primarily due to decreased profitability and fluctuations in working capital. Accounts receivable decreased $19.4 million during the current year period compared to $23.0 million in the prior year period, primarily due to the timing of collections from certain large customers. In addition, accrued expenses decreased by $4.1 million during the current year period compared to $2.2 million in the prior year period, primarily due to the timing of value-added-tax, commission and compensation payments. Lastly, deferred revenue decreased $9.4 million during the current year period compared to $8.2 million in the prior year period, due primarily to the timing of invoicing for customer license orders.

Net Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended July 31, 2014 and 2013 was $0.6 million for both periods. Investing activities consist of expenditures for purchases of property and equipment to support the growth in our business operations.

Net Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended July 31, 2014 was $0.9 million, which consists primarily of payments on our capital lease obligations of $1.4 million, partially offset by proceeds from stock option exercises of $0.4 million. Net cash used in financing activities for the six months ended July 31, 2013 was $8.5 million, which consisted primarily of long-term debt payments of $7.4 million, payment of previously accrued debt issuance costs of $0.2 million and payments on our capital lease obligations of $1.0 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of either July 31, 2014 or January 31, 2014.

Capital Resources

Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new solutions and applications, the sales and marketing resources needed to further penetrate our market and gain acceptance of new solutions and applications we develop, the expansion of our operations in the United States and internationally and the response of competitors to our solutions and applications. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. Our practice has been to reinvest the undistributed earnings of our foreign subsidiaries in their local jurisdictions, and we currently do not intend to repatriate such earnings. As of July 31, 2014 and January 31, 2014, $10.3 million and $8.0 million, respectively, of our cash is held in bank accounts outside the United States and may not be completely available to fund our domestic operations and obligations without paying taxes upon repatriation.

We expect to be able to meet the funding needs of our United States operations and do not intend on repatriating undistributed earnings that have been indefinitely reinvested in our international subsidiaries.

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

The Euro was approximately 4.4% and 4.7% stronger against the United States dollar on average, for the three and six months ended July 31, 2014, respectively, when compared with the three and six months ended July 31, 2013. The resulting net overall impact to revenue was an increase of approximately $0.3 million and $0.5 million, during the three and six months ended July 31, 2014, respectively. The resulting net overall impact to operating expenses was an increase of approximately $0.2 million and $0.3 million during the three and six months ended July 31, 2014, respectively.

The exchange rate impact of other currencies for the three months ended July 31, 2014, primarily driven by a weaker Japanese yen, was a decrease to revenue of less than $0.1 million and an increase to operating expense of less than $0.1 million. The exchange rate impact of other currencies for the six months ended July 31, 2014, primarily driven by a weaker Japanese yen, was a decrease to revenue and operating expense of approximately $0.2 million and less than $0.1 million, respectively.

For the three months ended July 31, 2014, a 10% change in the exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won would have resulted in a $0.9 million change in revenue. For the six months ended July 31, 2014, a 10% change in the exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won would have resulted in a $1.7 million change in revenue.

Interest Rate Sensitivity

Since the payoff of all outstanding obligations under our loan and security agreement in May 2013, our interest expense consists solely of fixed-rate interest under our outstanding capital lease obligations. As a result, we do not believe that we are exposed to material interest rate risk at this time. Interest income is sensitive to changes in the general level of United States and international interest rates. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash and cash equivalents are relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 31, 2014 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

(b) Use of Proceeds

On July 3, 2012, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-176019), which was declared effective by the Securities and Exchange Commission on June 27, 2012. The underwriters for the offering were Stifel Nicolaus & Company, Incorporated, Robert W. Baird & Co. Incorporated, Canaccord Genuity Inc. and Needham & Company, LLC. We did not utilize any of the net proceeds of this offering in our business during the three months ended July 31, 2014.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012).

3.3	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013)

10.1	Letter Agreement dated June 4, 2014 between Exa Corporation and Rick Gilbody (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 4, 2014, filed on June 6, 2014).

10.2	Exa Corporation Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on Schedule 14A on May 2, 2014.

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen A. Remondi, President and Chief Executive Officer of Exa Corporation.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Richard F. Gilbody, Chief Financial Officer of Exa Corporation.

32.1**	Section 1350 Certification, executed by Stephen A. Remondi, President and Chief Executive Officer of Exa Corporation.

32.2**	Section 1350 Certification, executed by Richard F. Gilbody, Chief Financial Officer of Exa Corporation.

101***	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of SEC Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

EXA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXA CORPORATION (Registrant)

By:	/s/ Richard F. Gilbody
Richard F. Gilbody
Chief Financial Officer

Date: August 27, 2014