Form 10-Q
period 2014-10-31
EXA CORP
filed 2014-12-04
CIK 890264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

As of December 1, 2014, 13,837,397 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

EXA CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED October 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXA CORPORATION

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	October 31,	January 31,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$23,944	$28,753
Accounts receivable	7,004	27,245
Prepaid expenses and other current assets	2,121	4,321

Total current assets	33,069	60,319
Property and equipment, net	7,644	7,356
Intangible assets, net	2,482	2,745
Deferred tax assets	41	13,306
Other assets	1,125	1,123

Total assets	$44,361	$84,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$802	$1,684
Accrued expenses	6,715	10,285
Current portion of deferred revenue	11,735	30,594
Current maturities of capital lease obligations	2,433	2,426

Total current liabilities	21,685	44,989
Deferred revenue	10	273
Capital lease obligations	2,085	2,695
Deferred rent	560	831
Other long-term liabilities	505	528

Total liabilities	24,845	49,316

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 13,869,899 and 13,388,712 shares issued, respectively; 13,837,397 and 13,356,210 shares outstanding, respectively	14	13
Additional paid-in capital	87,352	85,201
Accumulated deficit	(67,730)	(49,721)
Treasury stock (32,502 common shares, at cost)	0	0
Accumulated other comprehensive (loss) income	(120)	40

Total stockholders’ equity	19,516	35,533

Total liabilities and stockholders’ equity	$44,361	$84,849

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013

Revenue:
License revenue	$12,866	$11,121	$36,842	$32,532
Project revenue	3,092	2,987	7,729	6,768

Total revenues	15,958	14,108	44,571	39,300

Operating expenses:
Cost of revenues	4,562	4,023	13,790	11,527
Sales and marketing	2,442	2,243	7,518	6,539
Research and development	5,462	4,428	15,968	13,264
General and administrative	3,171	2,736	9,510	7,933

Total operating expenses	15,637	13,430	46,786	39,263

Income (loss) from operations	321	678	(2,215)	37

Other income (expense), net:
Foreign exchange gain (loss)	194	31	325	(25)
Interest expense	(88)	(71)	(265)	(628)
Interest income	3	4	9	13
Loss on extinguishment of debt	—	—	—	(755)
Other income, net	4	2	7	7

Total other income (expense), net	113	(34)	76	(1,388)

Income (loss) before income taxes	434	644	(2,139)	(1,351)
(Provision) benefit for income taxes	(214)	(128)	(15,870)	528

Net income (loss)	$220	$516	$(18,009)	$(823)

Net income (loss) per share:
Basic	$0.02	$0.04	$(1.31)	$(0.06)
Diluted	$0.02	$0.04	$(1.31)	$(0.06)

Weighted average shares outstanding used in computing net income (loss) per share:
Basic	13,822,400	13,341,235	13,701,380	13,318,839
Diluted	14,749,825	14,706,263	13,701,380	13,318,839

Comprehensive income (loss):
Net income (loss)	$220	$516	$(18,009)	$(823)
Foreign currency translation adjustments	(126)	64	(160)	76

Comprehensive income (loss)	$94	$580	$(18,169)	$(747)

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended October 31,
	2014	2013
Cash flows (used in) provided by operating activities:
Net loss	$(18,009)	$(823)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,157	1,561
Stock-based compensation expense	1,403	846
Deferred rent expense	(267)	(424)
Non-cash interest	—	162
Loss on extinguishment of debt, non-cash portion	—	465
Deferred income taxes	15,209	(1,614)
Net change in operating assets and liabilities:
Accounts receivable	20,432	20,398
Prepaid expenses and other current assets	258	(201)
Other assets	(2)	(55)
Accounts payable	(874)	(887)
Accrued expenses	(3,415)	(1,107)
Other liabilities	(23)	84
Deferred revenue	(18,942)	(13,978)

Net cash (used in) provided by operating activities	(2,073)	4,427

Cash flows used in investing activities:
Purchases of property and equipment	(684)	(674)

Net cash used in investing activities	(684)	(674)

Cash flows used in financing activities:
Proceeds from stock option exercises	749	173
Payments of long-term debt	—	(7,365)
Payments of capital lease obligations	(2,303)	(1,532)
Payment of debt issuance costs	—	(213)

Net cash used in financing activities	(1,554)	(8,937)

Effect of exchange rate changes on cash	(498)	(93)

Net decrease in cash and cash equivalents	(4,809)	(5,277)

Cash and cash equivalents, beginning of period	28,753	30,716

Cash and cash equivalents, end of period	$23,944	$25,439

Supplemental cash flow disclosures:
Cash paid for interest	$265	$533
Cash paid for income taxes	$1,282	$289
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment through capital leases	$1,700	$563

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands except per share amounts)

1. Description of Business

Exa Corporation (the “Company” or “Exa”), a Delaware corporation, develops, sells and supports simulation software and services used primarily by vehicle manufacturers to enhance the performance of their products, reduce product development costs and improve the efficiency of their design and engineering processes. The Company’s solutions enable engineers and designers to augment or replace conventional methods of evaluating designs that rely on expensive and inefficient physical prototypes and test facilities with accurate digital simulations that are more useful, cost effective and timely. The Company’s simulation solutions enable customers to gain crucial insights about design performance early in the design cycle, reducing the likelihood of expensive redesigns and late-stage engineering changes, which result in cost savings and fundamental improvements in the development process. The Company is primarily focused on the ground transportation market, but is also exploring the application of its capabilities in the aerospace, oil and gas production, chemical processing, architecture, engineering and construction, power generation, biomedical and electronics industries.

Exa has offices and sells directly in the United States and through subsidiaries in France, Germany, Italy, Japan, Korea, China, and the United Kingdom. The Company also conducts business in Sweden, India, Brazil, Russia, Canada, Finland, Spain and Australia.

2. Summary of Significant Accounting Policies

Applicable Accounting Guidance

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative United States generally accepted accounting principles (“GAAP”) as found in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2014. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from management’s estimates if future events differ substantially from past experience, or other assumptions, which reasonable when made, do not turn out to be substantially accurate.

Internal Use Software

Costs incurred in the research and development of the Company’s software products are expensed as incurred. Costs incurred during the application development stage of internal-use software projects, such as those used to develop internal systems, are capitalized. Capitalized costs include external consulting fees and payroll and payroll-related costs for employees in the Company’s development and information technology groups who are directly associated with, and who devote time to, the Company’s internal-use software projects during the application development stage. Capitalization begins when the planning stage is complete and the Company commits resources to the software project. Amortization of the asset commences when the software is complete and placed in service. The Company amortizes completed internal-use software over its estimated useful life. Costs incurred during the planning, training and post-implementation stages of the software development life-cycle are expensed as incurred. Costs related to upgrades and enhancements of existing internal-use software that increase the functionality of the software are also capitalized.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, as a result of which, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in fiscal year 2018.

In June 2014, the FASB issued ASU 2014-12, which is a standards update on accounting for share-based payments when the terms of the award provide that a performance target could be achieved after a requisite service period. The standard is effective for annual periods beginning after December 31, 2015, and interim periods therein, with early adoption permitted. This ASU is not expected to have an impact on the Company’s financial statements or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for interim periods therein. This ASU is not expected to have an impact on the Company’s financial statements or disclosures.

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

The following summarizes the calculation of basic and diluted net income (loss) per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$220	$516	$(18,009)	$(823)

Denominator:
Weighted average common shares, basic	13,822,400	13,341,235	13,701,380	13,318,839
Dilutive effect of:
Options to purchase common and preferred stock	898,619	1,351,169	—	—
Warrants to purchase common stock	9,285	12,118	—	—
Restricted stock units	19,521	1,741	—	—

Weighted average common shares, diluted	14,749,825	14,706,263	13,701,380	13,318,839

Basic net income (loss) per share	$0.02	$0.04	$(1.31)	$(0.06)

Diluted net income (loss) per share	$0.02	$0.04	$(1.31)	$(0.06)

The table below represents outstanding options, restricted stock unit awards and warrants that were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect. All of the Company’s outstanding stock options, unvested restricted stock units and warrants were anti-dilutive for the nine months ended October 31, 2014 due to the net loss position of the Company.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Options, restricted stock unit awards and warrants to purchase common and preferred stock	1,633,635	692,165	2,785,477	2,324,500

4. Property and Equipment, net

Property and equipment, net consists of the following:

	October 31, 2014	January 31, 2014
Computer software and equipment	$20,742	$18,635
Office equipment and furniture	444	444
Leasehold improvements	2,611	2,627

Total property and equipment	23,797	21,706
Less: accumulated depreciation and amortization	(16,153)	(14,350)

Property and equipment, net	$7,644	$7,356

For the three and nine months ended October 31, 2014, depreciation and amortization expense was $675 and $1,894, respectively. For the three and nine months ended October 31, 2013, depreciation and amortization expense was $434 and $1,298, respectively. Included in computer software and equipment and office equipment and furniture is equipment held pursuant to capital leases with costs of $18,415 and $16,802 and accumulated amortization of $12,313 and $10,997 as of October 31, 2014 and January 31, 2014, respectively.

During the nine months ended October 31, 2014, the Company capitalized $80 of hardware, software, external consulting fees and payroll and payroll-related costs for the development and implementation of internal-use software applications, which is included in computer software and equipment. Also included in computer software and equipment is accumulated amortization of $6 at October 31, 2014. The Company implemented the software during the second quarter of fiscal year 2015 to be used primarily for accounting and reporting applications.

5. Accrued Expenses

Accrued expenses consist of the following:

	October 31, 2014	January 31, 2014
Accrued payroll	$1,660	$1,603
Sales and withholding taxes	762	3,158
Accrued commissions and bonuses	1,369	2,456
Accrued income taxes payable	702	571
Deferred rent, current portion	603	602
Legal and professional	649	489
Other accrued expenses	970	1,406

Total accrued expenses	$6,715	$10,285

6. Deferred Rent

In connection with its corporate headquarters lease entered into in July 2008, the Company received a tenant improvement allowance of $1,958 from the landlord. This lease incentive was recorded as leasehold improvements and deferred rent and is being amortized as part of rent expense on a straight-line basis over the life of the lease. The Company’s subsidiary Euroxa S.a.r.l. entered into a new office lease in Paris, France in May 2012 with a landlord incentive totaling $148, equivalent to four months free rent, which is also being amortized as rent expense on a straight line basis over the life of the lease. In addition, the Company’s facility leases typically contain other than straight-line payment features. The difference between the straight-line rent expense of the lease and the cash payments is recorded as deferred rent. Deferred rent is as follows:

	October 31, 2014	January 31, 2014
Leasehold improvement incentive	$374	$572
Non-cash rent expense	789	861

Total deferred rent	1,163	1,433
Less: current portion included in accrued expenses	(603)	(602)

Deferred rent, net of current portion	$560	$831

7. Fair Value Measurements

Financial instruments consist primarily of cash and cash equivalents, accounts receivable and capital lease obligations. As of October 31, 2014 and January 31, 2014, the carrying amounts of these instruments approximate their fair values. The estimated fair values have been determined from information obtained from market sources and management estimates.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of October 31, 2014:

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$16,013	$16,013	$—	$—

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

The following table reflects the carrying value of intangible assets as of October 31, 2014:

	October 31, 2014
	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(1,023)	$2,482
Access to facilities contract	38	(38)	—

Total	$3,543	$(1,061)	$2,482

The following table reflects the carrying value of intangible assets as of January 31, 2014:

	January 31, 2014
	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(760)	$2,745
Access to facilities contract	38	(38)	—

Total	$3,543	$(798)	$2,745

For the three and nine months ended October 31, 2014 and October 31, 2013, amortization expense of intangible assets was $88 and $263, respectively.

9. Commitments and Contingencies

Legal Contingencies

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. There is no litigation pending that could, individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations, or cash flows. In 2011, the Company was notified by the Massachusetts Institute of Technology, or MIT, that MIT believes that the Company is utilizing the intellectual property covered by a license agreement between the Company and MIT, and therefore is in arrears in the payment of royalties under the agreement. The Company has advised MIT that it does not believe that the Company utilized the underlying technology at any time since at least 1998, or that any royalties are owed under the agreement. MIT has not commenced suit against the Company with respect to its claims, and if any such suit is commenced by MIT, the Company intends to defend it vigorously. The Company believes that if MIT were to prevail in any such litigation, the royalties due under the terms of the license agreement, after giving effect to the approximately $200 in minimum royalties that the Company has already paid, would not exceed approximately $2,600 (excluding any interest or costs of litigation). The Company has not concluded that a loss in connection with the MIT claim is probable.

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

Based on historical experience and information known as of October 31, 2014 and January 31, 2014, the Company has not recorded any liabilities for the above guarantees and indemnities.

10. Stock-Based Compensation

The fair value of common stock service-based options for employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	Nine Months Ended October 31,
	2014	2013
Estimated dividend yield	0%	0%
Expected stock price volatility	47.4%	50.6%
Weighted-average risk-free interest rate	2.2%	2.2%
Expected life of options (in years)	6.25	6.25

The weighted average grant date fair value per share for service-based stock options granted in the three and nine months ended October 31, 2014 was $5.04 and $5.48, respectively.

Total stock-based compensation expense related to service-based stock options and restricted stock units issued by the Company is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Cost of revenues	$52	$35	$134	$99
Sales and marketing	88	67	249	169
Research and development	200	110	547	264
General and administrative	193	138	473	314

Total	$533	$350	$1,403	$846

The total unrecognized compensation cost related to outstanding service-based stock options is $4,424 at October 31, 2014. This amount is expected to be recognized over a weighted-average period of 2.94 years.

On June 10, 2014, the Company’s stockholders approved the amendment and restatement of the Company’s 2011 Stock Incentive Plan. As a result, the number of shares available to be issued under the plan increased from 769,230 to 1,769,230 shares of common stock. Following this approval, the Company granted performance-based options to purchase an aggregate of 292,500 shares of common stock. The majority of the performance-based options are eligible to vest if certain specified targets are met in fiscal years 2015, 2016 and 2017. Performance-based stock options are recognized as expense over the requisite service period when it becomes probable that performance measures triggering vesting will be met. As of October 31, 2014, the Company has concluded that it is not probable that any of the performance-based stock options will achieve the required metrics for vesting. As a result, the Company has not recognized any share-based compensation expense associated with these options.

11. Income Taxes

For the three and nine months ended October 31, 2014, the Company’s income tax provision was $214 and $15,870, respectively. The provision for the three months ended October 31, 2014 primarily consists of foreign income taxes and withholding taxes. The provision for the nine months ended October 31, 2014 includes a $14,506 non-cash charge to record a valuation allowance against the Company’s United States net deferred tax assets and a $700 non-cash write-off of state deferred tax assets (discussed further below). Through the three months ended April 30, 2014, the Company’s results reflected a three-year cumulative loss position in the United States; prior thereto, the Company’s historical results reflected a three-year cumulative profit. Reflecting management’s plans to continue investing in the business for future growth, management’s projections reflect the Company continuing in a three-year cumulative loss position through fiscal year 2015. This historical loss position at April 30, 2014 and projected cumulative loss position caused management to modify its assessment of its deferred tax assets, concluding that it no longer was more likely than not that these deferred tax assets would be realized and thus, a valuation allowance was necessary against the full amount of its United States net deferred tax assets.

Management will reassess the realization of the deferred tax assets each reporting period. To the extent that the financial results of the Company’s United States operations improve and the deferred tax asset becomes realizable, the Company will reduce the valuation allowance through earnings.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset its United States federal taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. During the first quarter of fiscal year 2015, management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. The annual limit is approximately

$14,032 for fiscal year 2015, $16,758 for each of fiscal years 2016 through 2019, $8,046 for fiscal year 2020 and $6,366 for each fiscal year thereafter. The ownership change also resulted in the loss of the Company’s ability to utilize $700 of its $810 of state net operating loss carryforwards, credits and other state attributes, which resulted in a write-off of the $700 of state deferred tax assets during the first quarter of fiscal year 2015.

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

12. Geographic Information

Revenue is attributed to individual countries based upon location of the external customer. Revenue by geographic area is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
United States	$4,332	$3,099	$10,616	$8,588
Japan	2,339	2,492	6,857	6,320
Germany	3,026	2,615	8,555	7,273
France	2,361	2,475	6,597	6,915
Korea	1,319	1,211	3,974	3,498
United Kingdom	1,220	1,233	3,609	3,497
Sweden	501	489	1,846	1,716
Other	860	494	2,517	1,493

Total	$15,958	$14,108	$44,571	$39,300

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid.

Net long-lived assets by principal geographic areas were as follows:

	October 31, 2014	January 31, 2014
United States	$6,575	$6,098
France	709	849
Germany	162	117
Japan	117	201
Other	81	91

Total property and equipment, net	$7,644	$7,356

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop, sell and support simulation software and services used primarily by vehicle manufacturers to enhance the performance of their products, reduce product development costs and improve the efficiency of their design and engineering processes. Our core product, PowerFLOW, is an innovative software solution for simulating complex fluid flow problems, including aerodynamics, thermal management, and aeroacoustics, or wind noise. Our solutions enable engineers and designers to augment or replace conventional methods of evaluating design alternatives that rely on expensive and inefficient physical prototypes and test facilities, such as wind tunnels, with accurate digital simulations that are more useful and timely. Our simulation solutions enable our customers to gain crucial insights about design performance early in the design cycle, reducing the likelihood of expensive redesigns and late-stage engineering changes. As a result, our customers realize significant cost savings and fundamental improvements in their vehicle development process.

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

During fiscal 2015, we have continued to make significant strategic investments to bring additional ground transportation applications to market as well as products for the aerospace and oil and gas production markets. As we continue to grow, we will continue to explore other markets where we believe the capabilities of PowerFLOW can be broadly applied, such as the chemical processing, architecture, engineering and construction, power generation, biomedical and electronics industries.

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

We sell our products and project services primarily through our direct sales force, including sales executives and applications engineering teams deployed near our customers in the United States, United Kingdom, France, Germany, Italy, Japan, Korea and

China and through a distributor in India and a sales agent in Brazil. In our customer engagement model, our applications management teams engage with our customers in long-term relationships focused on identifying problems that we can help them solve, demonstrating the value of our solutions and ensuring that the customer achieves maximum benefit from them. In this process we interact continuously with our customers to improve our software and services and add new solutions, and at the same time deepen our knowledge of their industry.

We were founded in 1991 and had 288 employees worldwide at October 31, 2014. Our corporate headquarters, including our principal administrative, marketing, technical support, research and product development facilities, is located in Burlington, Massachusetts.

Results of Operations for the Three Months Ended October 31, 2014 and 2013

The following tables set forth, for the periods presented, data from our consolidated statements of operation, as well as that data as a percentage of revenues.

	Three Months Ended October 31,
(in thousands)	2014	2013

Revenue:
License revenue	$12,866	$11,121
Project revenue	3,092	2,987

Total revenues	15,958	14,108

Operating expenses: (1)
Cost of revenues	4,562	4,023
Sales and marketing	2,442	2,243
Research and development	5,462	4,428
General and administrative (2)	3,171	2,736

Total operating expenses	15,637	13,430

Income from operations	321	678

Other income (expense), net:
Foreign exchange gain	194	31
Interest expense	(88)	(71)
Interest income	3	4
Other income, net	4	2

Total other income (expense), net	113	(34)

Income before income taxes	434	644
Provision for income taxes	(214)	(128)

Net income	$220	$516

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended October 31,
(in thousands)	2014	2013
Cost of revenues	$52	$35
Sales and marketing	88	67
Research and development	200	110
General and administrative	193	138

Total stock-based compensation expense	$533	$350

(2)	Includes amortization expense related to intangible assets as follows:

	Three Months Ended October 31,
(in thousands)	2014	2013
General and administrative	$88	$88

	Three Months Ended October 31,
(as a percent of total revenue)	2014	2013

Revenue:
License revenue	80.6%	78.8%
Project revenue	19.4%	21.2%

Total revenues	100.0%	100.0%

Operating expenses:
Cost of revenues	28.6%	28.5%
Sales and marketing	15.3%	15.9%
Research and development	34.2%	31.4%
General and administrative	19.9%	19.4%

Total operating expenses	98.0%	95.2%

Income from operations	2.0%	4.8%

Other income (expense), net:
Foreign exchange gain	1.2%	0.2%
Interest expense	(0.6)%	(0.5)%
Interest income	0.0%	0.0%
Other income, net	0.0%	0.0%

Total other income (expense), net	0.7%	(0.2)%

Income before income taxes	2.7%	4.6%
Provision for income taxes	(1.3)%	(0.9)%

Net income	1.4%	3.7%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of Three Months Ended October 31, 2014 and 2013

Revenue

	Three Months Ended October 31,
(in thousands, except percentages)	2014	2013	Increase	% Change
License revenue	$12,866	$11,121	$1,745	15.7%
Project revenue	3,092	2,987	105	3.5%

Total revenues	$15,958	$14,108	$1,850	13.1%

License revenue increased 15.7%, from $11.1 million for the three months ended October 31, 2013 to $12.9 million for the three months ended October 31, 2014. The $1.7 million increase was driven almost entirely by increased utilization of simulation capacity by existing customers. Project revenue increased $0.1 million during the three months ended October 31, 2014 compared to the three months ended October 31, 2013 due to expanded sales and engineering efforts and greater activity with existing customers.

Foreign exchange fluctuations, particularly the weakening of the Euro and the Japanese yen, negatively impacted total revenue in the three months ended October 31, 2014 by $0.4 million as compared to the three months ended October 31, 2013. On a constant currency basis, our total revenues in the three months ended October 31, 2014 increased 16.3% compared with the three months ended October 31, 2013.

Cost of revenues

	Three Months Ended October 31,
(in thousands, except percentages)	2014	2013	Increase	% Change
Cost of revenues	$4,562	$4,023	$539	13.4%

Cost of revenues for the three months ended October 31, 2014 was $4.6 million, an increase of $0.5 million, or 13.4%, compared with $4.0 million during the three months ended October 31, 2013. As a percentage of revenues, cost of revenues increased to 28.6% for the three months ended October 31, 2014 compared to 28.5% for the three months ended October 31, 2013. Increased payroll and employee related costs, including travel, accounted for approximately $0.4 million of the increase, primarily as a result of the net addition of 11 new employees and merit-based compensation increases for existing personnel. In addition, royalty costs increased by $0.1 million due to increased invoicing by us and amendments to certain royalty agreements.

Sales and marketing

	Three Months Ended October 31,
(in thousands, except percentages)	2014	2013	Increase	% Change
Sales and marketing	$2,442	$2,243	$199	8.9%

Sales and marketing expenses for the three months ended October 31, 2014 were $2.4 million, an increase of $0.2 million, or 8.9%, compared to $2.2 million for the three months ended October 31, 2013. As a percentage of revenues, sales and marketing expenses decreased to 15.3% for the three months ended October 31, 2014 compared to 15.9% for the three months ended October 31, 2013. Increased non-commission payroll and employee related costs accounted for approximately $0.1 million of the increase, primarily as a result of the net addition of 4 new sales people, manager and executive level promotions and merit-based compensation increases for existing personnel. Commission expense increased by approximately $0.1 million, primarily due to an increase in invoicing levels during the three months ended October 31, 2014 as compared to the prior fiscal year period.

Research and development

	Three Months Ended October 31,
(in thousands, except percentages)	2014	2013	Increase	% Change
Research and development	$5,462	$4,428	$1,034	23.4%

Research and development expenses for the three months ended October 31, 2014 were $5.5 million, an increase of $1.0 million, or 23.4%, compared to $4.4 million for the three months ended October 31, 2013. As a percentage of revenues, research and development expense increased to 34.2% for the three months ended October 31, 2014 compared to 31.4% for the three months ended October 31, 2013. Increased payroll and employee related costs accounted for approximately $0.7 million of the increase, primarily as a result of the net addition of 15 new scientists and software engineers and merit-based compensation increases for existing personnel. In addition, approximately $0.2 million of the increase is attributable to capacity expansions at our New Jersey data center resulting in increased facility and hosting costs. Lastly, approximately $0.1 million of the increase is attributable to increased software consulting costs related to product development.

General and administrative

	Three Months Ended October 31,
(in thousands, except percentages)	2014	2013	Increase	% Change
General and administrative	$3,171	$2,736	$435	15.9%

General and administrative expenses for the three months ended October 31, 2014 were $3.2 million, an increase of $0.4 million, or 15.9%, compared to $2.7 million for the three months ended October 31, 2013. As a percentage of revenues, general and administrative expenses increased to 19.9% for the three months ended October 31, 2014, compared to 19.4% for the three months ended October 31, 2013. Increased payroll and employee related costs accounted for approximately $0.1 million of the increase, primarily as a result of the net addition of 4 new support personnel and increased stock-based compensation expense associated with employee equity awards that were granted since October 31, 2013. Approximately $0.2 million of the increase is primarily attributable to professional service fees, including costs associated with tax and recruiting services. The balance of the increase is primarily attributable to approximately $0.1 million in increased depreciation expense associated with replacement computer equipment and workstations, along with an increase in other office and administrative costs.

Other income (expense), net

	Three Months Ended October 31,
(in thousands, except percentages)	2014	2013	Increase	% Change
Other income (expense), net	$113	$(34)	$147	(432.4)%

For the three months ended October 31, 2014, other income, net was $0.1 million, as compared to other expense, net of less than $0.1 million for the three months ended October 31, 2013. Other income, net for the three-months ended October 31, 2014 primarily consisted of $0.2 million of foreign exchange gains, partially offset by $0.1 million of interest expense. Other expense, net for the three months ended October 31, 2013 primarily consisted of $0.1 million in interest expense, partially offset by foreign exchange gains.

Provision for income taxes

	Three Months Ended October 31,
(in thousands, except percentages)	2014	2013	Change	% Change
Provision for income taxes	$(214)	$(128)	$(86)	67.2%

The income tax provision changed from $0.1 million in the three months ended October 31, 2013 to $0.2 million in the three months ended October 31, 2014. The provision for the three months ended October 31, 2014 primarily consists of foreign income taxes and withholding taxes. For the three months ended October 31, 2013, the effective income tax rate differed from the federal statutory rate mainly due to nondeductible compensation offset by the tax benefit of federal and state research and development credits. The effective tax rate for the three months ended October 31, 2013 was also impacted discretely by foreign exchange gains and losses.

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

Results of Operations for the Nine Months Ended October 31, 2014 and 2013

The following tables set forth, for the periods presented, data from our consolidated statements of operation, as well as that data as a percentage of revenues.

	Nine Months Ended October 31,
(in thousands)	2014	2013

Revenue:
License revenue	$36,842	$32,532
Project revenue	7,729	6,768

Total revenues	44,571	39,300

Operating expenses: (1)
Cost of revenues	13,790	11,527
Sales and marketing	7,518	6,539
Research and development	15,968	13,264
General and administrative (2)	9,510	7,933

Total operating expenses	46,786	39,263

(Loss) income from operations	(2,215)	37

Other income (expense), net:
Foreign exchange gain (loss)	325	(25)
Interest expense	(265)	(628)
Interest income	9	13
Loss on extinguishment of debt	—	(755)
Other income, net	7	7

Total other income (expense), net	76	(1,388)

Loss before income taxes	(2,139)	(1,351)
(Provision) benefit for income taxes	(15,870)	528

Net loss	$(18,009)	$(823)

(1)	Amounts include stock-based compensation expense as follows:

	Nine Months Ended October 31,
(in thousands)	2014	2013
Cost of revenues	$134	$99
Sales and marketing	249	169
Research and development	547	264
General and administrative	473	314

Total stock-based compensation expense	$1,403	$846

(2)	Includes amortization expense related to intangible assets as follows:

	Nine Months Ended October 31,
(in thousands)	2014	2013
General and administrative	$263	$263

	Nine Months Ended October 31,
(as a percent of total revenue)	2014	2013

Revenue:
License revenue	82.7%	82.8%
Project revenue	17.3%	17.2%

Total revenues	100.0%	100.0%

Operating expenses:
Cost of revenues	30.9%	29.3%
Sales and marketing	16.9%	16.6%
Research and development	35.8%	33.8%
General and administrative	21.3%	20.2%

Total operating expenses	105.0%	99.9%

(Loss) income from operations	(5.0)%	0.1%

Other income (expense), net:
Foreign exchange gain (loss)	0.7%	(0.1)%
Interest expense	(0.6)%	(1.6)%
Interest income	0.0%	0.0%
Loss on extinguishment of debt	0.0%	(1.9)%
Other income, net	0.0%	0.0%

Total other income (expense), net	0.2%	(3.5)%

Loss before income taxes	(4.8)%	(3.4)%
(Provision) benefit for income taxes	(35.6)%	1.3%

Net loss	(40.4)%	(2.1)%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of Nine Months Ended October 31, 2014 and 2013

Revenue

	Nine Months Ended October 31,
(in thousands, except percentages)	2014	2013	Increase	% Change
License revenue	$36,842	$32,532	$4,310	13.2%
Project revenue	7,729	6,768	961	14.2%

Total revenues	$44,571	$39,300	$5,271	13.4%

License revenue increased 13.2%, from $32.5 million for the nine months ended October 31, 2013 to $36.8 million for the nine months ended October 31, 2014. The $4.3 million increase was driven almost entirely by increased utilization of simulation capacity by existing customers. Project revenue increased $1.0 million during the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013 due to expanded sales and engineering efforts and greater activity with existing customers.

Foreign exchange fluctuations, particularly the weakening of the Japanese yen, negatively impacted total revenue in the nine months ended October 31, 2014 by $0.2 million as compared to the nine months ended October 31, 2013. On a constant currency basis, our total revenues in the nine months ended October 31, 2014 increased 13.9% compared with the nine months ended October 31, 2013.

Cost of revenues

	Nine Months Ended October 31,
(in thousands, except percentages)	2014	2013	Increase	% Change
Cost of revenues	$13,790	$11,527	$2,263	19.6%

Cost of revenues for the nine months ended October 31, 2014 was $13.8 million, an increase of $2.3 million, or 19.6%, compared with $11.5 million during the nine months ended October 31, 2013. As a percentage of revenues, cost of revenues increased to 30.9% for the nine months ended October 31, 2014 compared to 29.3% for the nine months ended October 31, 2013. Increased payroll and employee related costs, including travel, accounted for approximately $1.5 million of the increase, primarily as a result of the net addition of 11 new application engineers and merit-based compensation increases for existing personnel. In addition, royalty costs increased by $0.5 million due to increased invoicing by us and amendments to certain royalty agreements. The balance of the increase is primarily attributable to capacity expansions at our New Jersey data center resulting in increased facility and hosting costs of approximately $0.2 million.

Sales and marketing

	Nine Months Ended October 31,
(in thousands, except percentages)	2014	2013	Increase	% Change
Sales and marketing	$7,518	$6,539	$979	15.0%

Sales and marketing expenses for the nine months ended October 31, 2014 were $7.5 million, an increase of $1.0 million, or 15.0%, compared to $6.5 million for the nine months ended October 31, 2013. As a percentage of revenues, sales and marketing expenses increased to 16.9% for the nine months ended October 31, 2014 compared to 16.6% for the nine months ended October 31, 2013. Increased non-commission payroll and employee related costs accounted for approximately $0.6 million of the increase, primarily as a result of the net addition of 4 new sales people, manager and executive level promotions and merit-based compensation increases for existing personnel. Commission expense increased by approximately $0.4 million, primarily due to an increase in invoicing levels during the nine months ended October 31, 2014 as compared to the prior fiscal year period.

Research and development

	Nine Months Ended October 31,
(in thousands, except percentages)	2014	2013	Increase	% Change
Research and development	$15,968	$13,264	$2,704	20.4%

Research and development expenses for the nine months ended October 31, 2014 were $16.0 million, an increase of $2.7 million, or 20.4%, compared to $13.3 million for the nine months ended October 31, 2013. As a percentage of revenues, research and development expense increased to 35.8% for the nine months ended October 31, 2014 compared to 33.8% for the nine months ended October 31, 2013. Increased payroll and employee related costs accounted for approximately $1.8 million of the increase, primarily as a result of the net addition of 15 new scientists and software engineers and merit-based compensation increases for existing personnel. In addition, capacity expansions at our New Jersey data center resulted in increased facility and hosting costs of approximately $0.6 million. The balance of the increase is primarily attributable to increased software consulting costs related to product development.

General and administrative

	Nine Months Ended October 31,
(in thousands, except percentages)	2014	2013	Increase	% Change
General and administrative	$9,510	$7,933	$1,577	19.9%

General and administrative expenses for the nine months ended October 31, 2014 were $9.5 million, an increase of $1.6 million, or 19.9%, compared to $7.9 million for the nine months ended October 31, 2013. As a percentage of revenues, general and administrative expenses increased to 21.3% for the nine months ended October 31, 2014, compared to 20.2% for the nine months ended October 31, 2013. Increased payroll and employee related costs accounted for approximately $0.8 million of the increase, primarily as a result of the net addition of 4 new support personnel and compensation increases for existing personnel, including increased stock-based compensation associated with employee equity awards that were granted since October 31, 2013. Approximately $0.4 million of the increase is primarily attributable to professional service fees, including costs associated with the financial statement audit, a foreign statutory audit, patent legal fees, and tax and recruiting services. The balance of the increase is primarily attributable to increases in depreciation expense, internet service charges and service and maintenance contracts.

Other income (expense), net

	Nine Months Ended October 31,
(in thousands, except percentages)	2014	2013	Increase	% Change
Other income (expense), net	$76	$(1,388)	$1,464	105.5%

For the nine months ended October 31, 2014, other income, net was less than $0.1 million, as compared to other expense, net of $1.4 million for the nine months ended October 31, 2013. Other income, net for the nine months ended October 31, 2014 primarily consists of $0.3 million in foreign exchange gains, partially offset by $0.3 million in interest expense. Other expense, net for the nine months ended October 31, 2013 primarily consisted of a $0.8 million loss from the extinguishment of debt related to the repayment of all outstanding obligations under our loan and security agreement in May 2013 and interest expense of $0.6 million.

(Provision) benefit for income taxes

	Nine Months Ended October 31,
(in thousands, except percentages)	2014	2013	Change	% Change
(Provision) benefit for income taxes	$(15,870)	$528	$(16,398)	(3,105.7)%

For the nine months ended October 31, 2014, our income tax provision was $15.9 million which includes a $14.5 million non-cash charge to record a valuation allowance against our United States net deferred tax assets and a $0.7 million non-cash write-off of state deferred taxes (discussed further below). Through the three months ended April 30, 2014, our results reflected a three-year cumulative loss position in the United States; prior thereto, our historical results reflected a three-year cumulative profit. Reflecting management’s plans to continue investing in the business for future growth, management’s projections reflect our continuing in a three-year cumulative loss position through fiscal year 2015. This historical loss position at April 30, 2014 and projected cumulative loss position caused management to modify its assessment of its deferred tax assets, concluding that it no longer was more likely than not that these deferred tax assets would be realized and thus, a valuation allowance was necessary against the full amount of its United States net deferred tax assets. Note that most of our revenues are generated from ground transportation customers outside the United States but a significantly disproportionate amount of our operating expenses, including investments in future products, are incurred in the United States, causing the results of operations in the United States to reflect losses during this period of investment.

Management will reassess the realization of the deferred tax assets each reporting period. To the extent that the financial results of our United States operations improve and the deferred tax asset becomes realizable, we will reduce the valuation allowance through earnings.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset its United States federal taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. During the first quarter of fiscal year 2015, management determined that we had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. The annual limit is approximately $14.0 million for fiscal year 2015, $16.8 million for each of fiscal years 2016 through 2019, $8.0 million for fiscal year 2020 and $6.4 million for each fiscal year thereafter. The ownership change also resulted in the loss of our ability to utilize $0.7 million of its $0.8 million of state net operating loss carryforwards, credits and other state attributes, which resulted in a write-off of the $0.7 million of state deferred tax assets during the first quarter of fiscal year 2015.

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

Revenue on a constant currency basis. Our international operations generate and incur expenses that are denominated in foreign currencies, and changes in currency exchange rates can materially affect our consolidated results of operations. Our principal exposures are to fluctuations in exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won. To provide investors with information concerning underlying trends in our business, we disclose revenue on a constant currency basis, which we define as GAAP revenue, adjusted to reverse the impact of changes in the exchange rates of the principal currencies in which our international operations generated revenue and incurred expenses. We calculate revenue on a constant currency basis by converting revenue that was generated in the currencies specified above during the three and nine months ended October 31, 2014 to United States Dollars at assumed exchange rates equal to the exchange rates in effect for such currencies during the corresponding period of the previous fiscal year, rather than the exchange rates actually in effect during the current fiscal year.

Adjusted EBITDA. We define Adjusted EBITDA as EBITDA, excluding non-cash, stock-based compensation expense. We define EBITDA as net loss, excluding depreciation and amortization, interest expense, loss on extinguishment of debt, other income (expense), foreign exchange gain (loss) and benefit (provision) for income taxes. The GAAP measure most comparable to Adjusted EBITDA is net income (loss).

Non-GAAP operating income (loss). We define non-GAAP operating income (loss) as GAAP operating income (loss) excluding non-cash, stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP operating income (loss) is operating income (loss).

Non-GAAP net income (loss). We define non-GAAP net income (loss) as GAAP net income (loss) excluding the after tax impact of non-cash, stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP net income (loss) is net income (loss).

Non-GAAP net income (loss) per diluted share. We define non-GAAP net income (loss) per diluted share as GAAP net income (loss) per diluted share excluding the after tax impact of non-cash, stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP net income (loss) per diluted share is net income (loss) per diluted share.

Our management uses these non-GAAP financial measures to evaluate our operating performance and for internal planning and forecasting purposes. We believe that these measures help identify underlying trends in our business, are useful for comparing current results with prior period results, and are helpful to investors and financial analysts in assessing our operating performance. For example, our management considers Adjusted EBITDA to be an important indicator of our operational strength and the performance of our business and a good measure of our historical operating trends. However, each of these non-GAAP financial measures may have limitations as an analytical tool. In considering our Adjusted EBITDA, non-GAAP operating income (loss), non-GAAP net income (loss) and non-GAAP net income (loss) per diluted share, investors should take into account the following reconciliations of these non-GAAP financial measures to the comparable GAAP financial measures:

Adjusted EBITDA:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2014	2013	2014	2013

Net income (loss)	$220	$516	$(18,009)	$(823)
Add back:
Depreciation and amortization	763	522	2,157	1,561
Interest expense, net	85	67	256	615
Loss on extinguishment of debt	—	—	—	755
Other income, net	(4)	(2)	(7)	(7)
Foreign exchange (gain) loss	(194)	(31)	(325)	25
Provision (benefit) for income taxes	214	128	15,870	(528)

EBITDA	1,084	1,200	(58)	1,598
Stock-based compensation expense	533	350	1,403	846

Adjusted EBITDA	$1,617	$1,550	$1,345	$2,444

Non-GAAP operating income (loss):

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2014	2013	2014	2013

Operating income (loss)	$321	$678	$(2,215)	$37
Add back:
Stock-based compensation expense	533	350	1,403	846
Amortization of acquired intangible assets	88	88	263	263

Non-GAAP operating income (loss)	$942	$1,116	$(549)	$1,146

Non-GAAP net income (loss):

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2014	2013	2014	2013

Net income (loss)	$220	$516	$(18,009)	$(823)
Add back:
Stock-based compensation expense	533	350	1,403	846
Amortization of acquired intangible assets	88	88	263	263
Income tax effect (1)	(220)	(155)	(583)	(388)

Non-GAAP net income (loss)	$621	$799	$(16,926)	$(102)

Non-GAAP net income (loss), per diluted share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013

Net income (loss) per diluted share (2)	$0.02	$0.04	$(1.31)	$(0.06)
Add back:
Stock-based compensation expense	0.04	0.02	0.10	0.06
Amortization of acquired intangible assets	0.01	0.01	0.02	0.02
Income tax effect (1)	(0.02)	(0.01)	(0.04)	(0.03)

Non-GAAP net income (loss), per diluted share (2)(3):	$0.04	$0.05	$(1.24)	$(0.01)

(1)	The tax effect of non-cash stock-based compensation expense and non-cash amortization of acquired intangibles is estimated using a blended rate equivalent to our annual estimated United States federal tax rate and our state tax rate, exclusive of any net federal benefit or charge. This rate is based on our estimated annual GAAP income tax rate forecast. Our estimated tax rate on non-GAAP income is determined annually and may be adjusted during the year to take into account events or trends that we believe materially impact the estimated annual rate including, but not limited to, significant changes resulting from tax legislation, revenues and expenses and other significant events. Due to the differences in the tax treatment of items excluded from non-GAAP earnings, as well as the methodology applied to our estimated annual tax rates as described above, our estimated tax rate on non-GAAP income may differ from our GAAP tax rate and from our actual tax liabilities.
(2)	Share amounts utilized on a fully diluted basis were approximately 14.7 million and 13.7 million for the three and nine months ended October 31, 2014, respectively, and 14.7 million and 13.3 million, respectively, for the three and nine months ended October 31, 2013.
(3)	Due to rounding, totals may not equal the sum of line items in the table above.

Liquidity

Overview

Our primary sources of liquidity during the nine months ended October 31, 2014 were cash and cash equivalents on hand. Our primary uses of cash during the nine months ended October 31, 2014 were cash used in operating activities, capital expenditures and capital lease obligations. As of October 31, 2014, we had $23.9 million in cash and cash equivalents.

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

For the nine months ended October 31, 2014, net cash used in operating activities totaled $2.1 million, as compared to net cash provided by operating activities totaling $4.4 million over the nine months ended October 31, 2013. The overall decrease in cash provided by operating activities for the nine months ended October 31, 2014 as compared to the prior year period is primarily due to decreased profitability and fluctuations in working capital. Accrued expenses decreased by $3.4 million during the current year period compared to $1.1 million in the prior year period, primarily due to the timing of value-added-tax, commission and compensation payments. In addition, deferred revenue decreased $18.9 million during the current year period compared to $14.0 million in the prior year period, due primarily to the timing of invoicing for customer license orders.

Net Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended October 31, 2014 and 2013 was $0.7 million. Investing activities consist of expenditures for purchases of property and equipment to support the growth in our business operations.

Net Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended October 31, 2014 was $1.6 million, which consists primarily of payments on our capital lease obligations of $2.3 million, partially offset by proceeds from stock option exercises of $0.8 million. Net cash used in financing activities for the nine months ended October 31, 2013 was $8.9 million, which consisted primarily of long-term debt payments of $7.4 million, including the final repayment in May 2013 and payments on our capital lease obligations of $1.5 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of either October 31, 2014 or January 31, 2014.

Capital Resources

Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new solutions and applications, the sales and marketing resources needed to further penetrate our market and gain acceptance of new solutions and applications we develop, the expansion of our operations in the United States and internationally and the response of competitors to our solutions and applications. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. Our practice has been to reinvest the undistributed earnings of our foreign subsidiaries in their local jurisdictions, and we currently do not intend to repatriate such earnings. As of October 31, 2014 and January 31, 2014, $4.7 million and $8.0 million, respectively, of our cash is held in bank accounts outside the United States and may not be completely available to fund our domestic operations and obligations without paying taxes upon repatriation.

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

The Euro was approximately 3.6% weaker against the United States dollar, on average, for the three months ended October 31, 2014 and approximately 1.9% stronger, on average, for the nine months ended October 31, 2014, respectively, when compared with the three and nine months ended October 31, 2013. The resulting net overall impact to revenue was a decrease of approximately $0.2 million and an increase of approximately $0.3 million during the three and nine months ended October 31, 2014, respectively. The resulting net overall impact to operating expenses was a decrease of approximately $0.1 million and an increase of approximately $0.2 million during the three and nine months ended October 31, 2014, respectively.

The exchange rate impact of other currencies for the three months ended October 31, 2014, primarily driven by a weaker Japanese yen, was a decrease to revenue of approximately $0.2 million and a decrease to operating expense of less than $0.1 million. The exchange rate impact of other currencies for the nine months ended October 31, 2014, primarily driven by a weaker Japanese yen, was a decrease to revenue of approximately $0.4 million and a decrease to operating expense of less than $0.1 million.

For the three months ended October 31, 2014, a 10% change in the exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won would have resulted in a $0.9 million change in revenue. For the nine months ended October 31, 2014, a 10% change in the exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won would have resulted in a $2.6 million change in revenue.

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of October 31, 2014 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Use of Proceeds

On July 3, 2012, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-176019), which was declared effective by the Securities and Exchange Commission on June 27, 2012. The underwriters for the offering were Stifel Nicolaus & Company, Incorporated, Robert W. Baird & Co. Incorporated, Canaccord Genuity Inc. and Needham & Company, LLC. We used approximately $1.5 million of the net proceeds from this offering for working capital purposes during the three months ended October 31, 2014.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012).

3.3	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013)

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen A. Remondi, President and Chief Executive Officer of Exa Corporation.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Richard F. Gilbody, Chief Financial Officer of Exa Corporation.

32.1**	Section 1350 Certification, executed by Stephen A. Remondi, President and Chief Executive Officer of Exa Corporation.

32.2**	Section 1350 Certification, executed by Richard F. Gilbody, Chief Financial Officer of Exa Corporation.

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Filed herewith.
**	Furnished herewith.

EXA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXA CORPORATION (Registrant)

By:	/s/ Richard F. Gilbody
Richard F. Gilbody
Chief Financial Officer

Date: December 4, 2014