Form 10-K
period 2015-01-31
EXA CORP
filed 2015-03-24
CIK 890264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2014 based on the closing price of the registrant’s common stock on such date as reported by the NASDAQ Global Market: $79,505,079.

As of March 20, 2015, 14,438,395 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before May 31, 2015 are incorporated by reference in Part III of this Annual Report on Form 10-K.

EXA CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JANUARY 31, 2015

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

We develop, sell and support simulation software and services that manufacturers use to enhance the performance of their products, reduce product development costs and improve the efficiency of their design and engineering processes. Our solutions enable engineers and designers to augment or replace conventional methods of evaluating design alternatives that rely on expensive and inefficient physical prototypes and test facilities, such as wind tunnels used in vehicle design, with accurate digital simulations that are more useful and timely. Our simulation solutions enable our customers to gain crucial insights about design performance early in the design cycle, reducing the likelihood of expensive redesigns and late-stage engineering changes. As a result, our customers realize significant cost savings and fundamental improvements in their vehicle development process.

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

We currently focus primarily on the ground transportation market, including manufacturers in the passenger vehicle, highway truck, off-highway vehicle and train markets, as well as their suppliers. Over 125 manufacturers currently utilize our products and services, including 14 of the global top 15 passenger vehicle manufacturer groups such as BMW, Ford, Hyundai, Jaguar Land Rover, Nissan, Porsche, Renault, Toyota and Volkswagen; truck and off-highway vehicle manufacturers such as Hyundai, Kenworth, Kobelco, MAN, Peterbilt, Scania and

Volvo Truck; and suppliers to these manufacturers, such as Cummins, Denso and Delphi. We are also beginning to explore other markets in which we believe the capabilities of PowerFLOW have broad application, such as the aerospace, oil and gas production, chemical processing, architecture, engineering and construction, power generation, biomedical and electronics industries.

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

We derive our revenue primarily from the sale of our simulation software, using an annual capacity-based licensing model. Our customers usually purchase PowerFLOW simulation capacity under one-year licenses, with a minority utilizing multi-year arrangements. Simulation capacity may be purchased as software-only, to be run on the customer’s own computer hardware, or provided in the form of software-as-a-service, via our hosted PowerFLOW OnDemand or ExaCLOUD offerings. To introduce new customers to our simulation solutions, we typically perform fixed-price projects that include simulation services accessed via our OnDemand facilities, along with engineering and consulting services. Customers typically license our products for one application, such as aerodynamics, and over time expand to other applications such as thermal management or aeroacoustics.

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

We were founded in 1991 and had 296 employees worldwide at January 31, 2015. Our corporate headquarters, including our principal administrative, marketing, technical support, research and product development facilities, are located in Burlington, Massachusetts. Our website is www.exa.com, and we make available through the investor relations section of this site, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. We also make our code of ethics and certain other governance documents and policies available through our website. We intend to make required disclosures of amendments to our code of ethics, or waivers of a provision of our code of ethics, on the “Corporate Governance” page of our website’s investor center.

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

All of these activities are significantly influenced by rising consumer expectations for more efficient and environmentally sensitive products, and by government regulatory activity that is pervasive in many industries. For example, the product strategies of automobile manufacturers have for years been shaped by their need to comply with an array of regulatory requirements, including mandatory corporate average fuel economy, or CAFE, standards. The United States passenger car and light truck CAFE standard continues to rise, from 27.3 miles per gallon, or MPG, in 2011 to 35.5 MPG in 2016 and to a proposed 56.2 MPG by 2025, requiring a doubling of fuel economy performance over the next 10 years. Similar mandates relating to particulate and CO2 emissions apply in other segments of the transportation industry. For manufacturers of transportation systems, achieving these goals requires major improvements in aerodynamics, weight, and propulsion systems of their products. Our customers need to attain these goals while continuing to meet customer demands for aesthetically pleasing and innovative product designs.

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

Design. In this stage, designers in the studio develop the design of a new vehicle. They begin the process of bringing an innovative new vehicle to life within a set of packaging, powertrain, fuel efficiency and other attributes that must be met. However, in the past a large part of this up front design work has been completed without knowing how the design will actually perform on target attributes such as aerodynamic drag, weight, handling, noise and ability to manage heat, as it is cost and time prohibitive to build and test physical prototypes for every new concept that is conceived. As a consequence, required performance attributes are either ignored or are attempted to be met via conservatism (for example, ensuring airflow is sufficient for engine cooling by making the front grille larger than necessary). For decades, physical systems such as clay models and wind tunnels have been the primary predictive tool used in the design and development process. As a result, our customers spend a significant portion of their research and development budgets, which we estimate (based upon our analysis of publicly available industry data and information provided to us by our customers) to be as much as 10% to 15%, or over $10 billion per year, on physical prototypes, test facilities and related travel and staff costs. These physical experimental methods are not only expensive and inefficient, but also limited in their ability to provide accurate predictive information early in the design process, when such information is most valuable. Physical prototypes often lack features necessary to predict key attributes of vehicle performance: for example, thermal management and acoustic characteristics cannot be tested on a clay model that has no engine or interior. As changes to the design occur, time consuming construction of new prototypes may be necessary to test each variation, adding cost and slowing the process.

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

Our Solution

We provide a powerful, innovative software solution for simulating complex fluid flow problems. PowerFLOW is built on our proprietary Digital Physics technology, which is based on an extended implementation of the lattice Boltzmann method that we have developed over two decades. PowerFLOW differs from competing CFD technology in fundamental ways that make our simulations more useful to our customers. It leverages the fact that it is a transient solver with high three-dimensional resolution and low dissipation. This allows PowerFLOW to directly simulate large unpredictable turbulent scales. PowerFLOW uses turbulence theory to model only where it is valid and directly simulates the rest. These combined attributes of PowerFLOW’s underlying technology enable us to bring simulation solutions to new levels of accuracy and robustness that have not been possible before. Customers use our PowerFLOW simulation solutions to enhance the performance of their products, reduce product development costs and improve the efficiency of their product development processes. Our technology and products are catalyzing a disruptive change in how our customers design, engineer and optimize their products. Simulation-driven design enabled by PowerFLOW makes predictive information available earlier in the design process, permitting deeper exploration of the design space, with iterative simulations providing insight into how new concepts can improve the design.

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

By adding functionality that addresses phenomena such as thermal radiation or acoustic transmission, we have been able to provide our customers with solutions that extend beyond our initial fluid dynamics focus. As we continue to add new applications solutions to broaden the range of simulation problems that PowerFLOW can address, adoption of our technology has spread from the automotive market that was our initial focus to other segments of the ground transportation industry. For example, the addition of thermal management capability to our product in fiscal year 2008 enabled us to offer simulation solutions to the truck and off-highway equipment markets, in which thermal management is a significant challenge. In fiscal year 2015, these market segments accounted for approximately 21% of our total revenue.

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

•

Predictable business model. Our revenue is derived primarily from the sale of access to our simulation software, under annual capacity-based licenses for which we typically invoice our customers at the beginning of the license term. The principal driver of our revenue growth is customers’ increased consumption of simulation capacity, as our solutions penetrate more deeply and widely across their organizations. The recurring nature of our revenues, as customers annually renew or increase their simulation capacity, provides high visibility into future performance. On average over the last three fiscal years, more than 58% of our annual revenue was attributable to contractual commitments that were in place at the beginning of the fiscal year.

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

The complete PowerFLOW software suite includes the simulation engine and grid generation engine (also called the discretizer), along with complementary pre- and post-processing software products. The software is delivered in a client/server architecture, or through our recently announced cloud-based offering, ExaCLOUD. When utilizing the client server architecture, the computationally intensive discretization and simulation processes generally run on a centralized multi-processor simulation server, while the front-end applications for simulation preparation and back-end applications for post-processing analysis run on desktop clients that interact with the central server. With the ExaCLOUD solution, many of the client features and functions are accessed through a web browser, and all of the complex computational intensive processes are run in our hosted high performance computing environment.

The main driver of our revenue is customers’ usage of simulation hours on the simulation server, to which we provide access under capacity-based term licenses. Customers usually purchase PowerFLOW simulation capacity under one-year licenses, or in some cases multi-year licenses, that provide the customer either with dedicated access to a specified number of processor cores throughout the contract term or with a block of “simulation hours” that may be used at any time but expire if not used by the end of the contract year. We separately license the client software that interfaces with our PowerFLOW simulation server for a fixed annual fee, based on the number of concurrent users. Our ExaCLOUD solution offers customers a range of options to address their simulation demands, including a “pay-as-you-use” model and an option to purchase a block of simulation capacity upfront to be used over a defined period.

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

PowerINSIGHT	A graphical user interface that offers a library of user configurable templates and generates comparative results, allowing users to interactively browse these results to gain insight into their simulation and automatically generate reports in a variety of formats, including PowerPoint.

Simulation Analysis	Key Features

PowerVIZ	High-performance visualization and analysis application used for processing simulation results from PowerFLOW and spectral analysis results from PowerACOUSTICS. Provides a wide variety of tools to perform detailed analyses, a fast, intuitive, and interactive user interface, and the ability to quickly process large data sets. Different visualization techniques can be combined within the same image to explore simulation data.

PowerACOUSTICS	Enables accurate pressure fluctuation prediction, noise source identification, wind noise transmission to interior, and sound package parameter study capabilities.

ExaCLOUD Simulation Platform	ExaCLOUD provides PowerFLOW simulation preparation and analysis functionality through a browser rather than through client software. It also manages the simulation server in the cloud.

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

Customers and Markets

Our initial focus has been on the ground transportation market, and primarily on makers of passenger vehicles, due to the immediate benefits and strong value proposition of our solutions for vehicle manufacturers. Over 95% of our fiscal year 2015 revenues were generated from the ground transportation market, including 58% from our ten largest customers and 10% from our largest customer.

The segments of the ground transportation market that we serve include the following:

•	Passenger vehicle manufacturers;

•	Highway truck manufacturers;

•	Off-highway vehicle manufacturers (including agricultural, construction and military vehicles and machines);

•	Train manufacturers; and

•	Suppliers to the above manufacturers.

Over 125 manufacturers currently utilize our products and services, including 14 of the global top 15 passenger vehicle manufacturer groups, based on motor vehicle production volume for 2012, as reported by the Organisation Internationale des Contructeurs d’Automobiles, or the International Organization of Vehicle Manufacturers, such as BMW, Ford, Hyundai, Jaguar Land Rover, Nissan, Porsche, Renault, Toyota and Volkswagen; truck and off-highway vehicle manufacturers such as Hyundai, Kenworth, Kobelco, MAN, Peterbilt, Scania and Volvo Truck; and suppliers to these manufacturers, such as Cummins, Denso and Delphi.

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

Sales and Marketing

We sell our products and services primarily through our field team of 152 persons in the United States, United Kingdom, France, Germany, Italy, Japan, Korea and China at January 31, 2015, including 29 sales executives, 31 technical account managers assigned to our most deployed customers, a worldwide staff of 89 applications engineers and 3 marketing coordinators. We also sell our products and services through a distributor in India and through a sales agent in Brazil.

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

Simulation capacity may be purchased as software-only, to be run on the customer’s own computer hardware, or provided in the form of software-as-a-service, via our hosted PowerFLOW OnDemand and ExaCLOUD offerings. We provide our PowerFLOW OnDemand services primarily through a data center operated by IBM in Piscataway, New Jersey. We separately license the front-end and back-end applications software that interfaces with our simulation server software for a fixed annual fee, based on the number of concurrent users at the customer. As customers continue to use our solutions and deploy them more widely within their organizations, their consumption of our simulation services typically increases. We offer volume discounts based on the annual volume of simulation capacity ordered.

Research and Development

Our product development activities are carried out by our research and development organization, which at January 31, 2015 encompassed 118 persons, including 24 scientists engaged in basic research in fluid dynamics, 46 software engineers, 39 applications management personnel and 9 product management personnel. Our senior research and development scientists include leaders in the field of fluid dynamics who have pioneered the use of the lattice Boltzmann method. Our applications management teams, which are organized around the core engineering disciplines and departments within our customers’ organizations, perform a critical role in establishing and executing our product development roadmap, by identifying customer needs, developing product requirements and working with customers to implement and improve our solutions. Examples of our current research and development activities include basic research to improve the capabilities and performance of our core fluids simulation engine, which is currently in its fifth generation, as well as the expansion of our solutions to address new simulation applications, for example, modeling of moving geometries such as rotating machinery. Our total expenditures on research and development were $21.8 million, or 35.5% of total revenues in fiscal year 2015, $18.2 million, or 33.5% of total revenues in fiscal year 2014 and $16.7 million, or 34.1% of total revenues in fiscal year 2013. In order to maintain and extend our technology leadership and competitive position, we intend to continue to devote significant effort to our research and development activities.

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

We have obtained or applied for patent protection with respect to some of our core intellectual property, but generally do not rely on patents as a principal means of protecting intellectual property. As of January 31, 2015 we owned ten patents issued in the United States and had twenty pending patent applications in the United States.

We conduct business under our trademarks and use trademarks on some of our products. We believe that having distinctive marks may be an important factor in marketing our products. As of January 31, 2015, we have registered fourteen of our significant trademarks in the United States and in limited subset in selected other countries. Although we have a foreign trademark registration program for selected marks, the laws of many countries protect trademarks solely on the basis of registration and we may not be able to register or use such marks in each foreign country in which we seek registration. We monitor use of our trademarks and intend to enforce our rights to our trademarks.

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

Executive Officers and Directors

The following table sets forth information with respect to our executive officers as of March 20, 2015:

Name	Age	Position
Stephen A. Remondi	49	Chief Executive Officer, President, Director

Richard F. Gilbody	55	Chief Financial Officer

Jean-Paul Roux	51	Senior Vice President of Global Aerospace and European Operations

Hudong Chen, Ph.D.	58	Chief Scientist, Senior Vice President of Physics

James Hoch	50	Senior Vice President of Software Development

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

Richard F. Gilbody joined Exa in June 2014 and brings over 30 years of finance and operations experience. Prior to joining Exa, Mr. Gilbody served from 2011 to 2013 as Chief Financial Officer, Chief Operating Officer and Board member at Agencyport Software. From 2000 to 2011, Mr. Gilbody held senior finance and operating executive positions at IBM, including Vice President of the Business Analytics Division, and at Cognos Corporation, as President of Cognos Americas and Senior Vice President of Finance and Operations. Mr. Gilbody holds both a Bachelor of Science and a Masters in Business Administration from Boston College.

Jean-Paul Roux joined Exa in 2001 as our managing director for Southern and Western Europe and has been Senior Vice President of Global Aerospace and European Operations since 2014. In April 2003 Mr. Roux served as our Vice President of European Operations. Prior to joining Exa, Mr. Roux was Managing Director of Tecnomatix UK, a provider of product lifecycle management software, and its Scandinavian subsidiary. Mr. Roux has extensive experience selling software solutions to engineers in the manufacturing, electronics, automotive, aerospace and off-highway equipment industries. Mr. Roux holds a language degree from Catholic University and a business degree from Ecole Superieure de Commerce in Grenoble, France.

Dr. Hudong Chen joined Exa in 1993 and has been our Chief Scientist since 1997 and Senior Vice President of Physics since 2014. From 2000 to 2014, Dr. Chen served as our Vice President of Physics. Prior to his tenure at Exa, Dr. Chen was a visiting assistant physics professor at Dartmouth College and a postdoctoral fellow at Los Alamos National Laboratory. Dr. Chen has a Ph.D. in Physics from Dartmouth College, a M.S. in Physics from the College of William and Mary, and a B.S. in Physics from Fudan University in China. Dr. Chen is known for his pioneering work in lattice Boltzmann methods as well as contributions in turbulence and kinetic theory. Dr. Chen has been a Fellow of the American Physical Society since 2000.

James Hoch joined Exa in 1993 and has been our Senior Vice President of Software Development since 2014. From 1999, when he rejoined the Company, to 2014, Mr. Hoch served as our Vice President of Software Development. Prior to joining Exa, Mr. Hoch was the lead architect on several research parallel computer systems and related compiler projects at Sandia National Laboratories. Mr. Hoch was also chief architect at Maker Communications, a developer of network communications processors, from October 1998 to July 1999. Mr. Hoch has extensive experience in compiler technology and parallel computing and holds both M.S. and B.S. degrees from Purdue University in Computer and Electrical Engineering.

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

A significant portion of our revenues is derived from renewals by our existing customers of annual licenses to use PowerFLOW, and in any fiscal period, a large portion of our revenue is typically attributable to a small number of significant customers. In fiscal years 2015, 2014 and 2013, approximately 58%, 61% and 62% of our revenue, respectively, was attributable to our ten largest customers in the aggregate. One customer accounted for approximately 10%, 12% and 11% of our revenue in fiscal years 2015, 2014 and 2013, respectively. Due to the concentration of revenue in a small number of customers, a significant reduction in usage of PowerFLOW by any of these customers, or the non-renewal of their annual licenses, due to the cancellation or postponement of vehicle development programs or for any other reason, could have a materially adverse effect on our results of operations.

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

Because our business relies heavily on foreign operations and revenues, changes in foreign currency exchange rates and our need to convert currencies may negatively affect our financial condition and results of operations.

Because most of our international sales are denominated in the currency of the country where the purchaser is located, as we continue to expand our direct sales presence in international regions, our accounts receivable and payment obligations denominated in foreign currencies continues to increase. As a result, increases or decreases in the value of the U.S. dollar relative to foreign currencies may affect our financial position, results of operations and cash flow. Currently, our largest exposures to foreign exchange rates exist with respect to the euro and the Japanese yen. We do not currently hedge our exposure to fluctuations in foreign exchange rates. Any hedging policies we may implement in the future may not be successful, and the cost of those hedging techniques may have a significant negative impact on our operating results. Changes in the relative values of currencies occur regularly and, in some circumstances, may have a significant impact on our operating results. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can cost-effectively mitigate these risks.

Our lengthy and technical sales cycle makes it difficult for us to predict the timing of our entry into new license agreements.

The development of our business relationship with a potential customer can be a lengthy process, typically spanning three to six months or longer. Our strategy is to engage initially with new customers, or with new engineering groups within existing customers, by performing fixed-price projects. Once new customers are familiar with the capabilities of our products, they generally, but not always, transition to a license-based model for access to PowerFLOW. Because the license fees for our products can be substantial and the internal process changes necessary for a customer to implement our solution can be significant, the software license sales cycle may involve multiple divisions within a potential customer’s organization and multiple layers of management. Due to the length and complicated nature of our sales cycle, predicting the fiscal period in which a new license agreement will be entered into, if at all, is difficult. Delays in booking new license agreements could cause our quarterly revenues to fall substantially below our expectations and those of public market analysts and investors. Delays in sales could cause significant shortfalls in our revenue and operating results for any particular period.

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

If our security measures, or those of third-party providers for our PowerFLOW OnDemand or ExaCLOUD services are breached and unauthorized access is obtained to client data, clients may curtail or stop their use of our solutions, which could harm our business, financial condition and results of operations.

Our PowerFLOW OnDemand and ExaCLOUD services involve the storage and transmission of confidential information of customers, including their design data. We may also in the course of our service engagements have access to such confidential customer information. If our, or our third-party service providers’, security measures were ever breached as a result of employee error, malfeasance or otherwise, and, as a result, an unauthorized party obtained access to this confidential data, our reputation could be damaged, our business could suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not discovered until launched against a target. As a result, we and our third-party providers may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our or our third-party suppliers’ security occurs, the market perception of our OnDemand and ExaCLOUD services could be harmed and we could lose sales and clients.

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

International sales of PowerFLOW and our related products and services are important to our growth and profitability. In the fiscal year ended January 31, 2015, 75% of our revenue was attributable to sales in international markets, and at January 31, 2015, we had 15 offices in 8 countries. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations, and if we are unable to manage the various risks associated with supporting our international sales and service efforts effectively, the growth and profitability of our business may be adversely affected.

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

During the first quarter of fiscal year 2015, management determined that we experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. The annual limit is approximately $14.0 million for fiscal year 2015, $16.8 million for each of fiscal years 2016 through 2019, $8.0 million for fiscal year 2020 and $6.4 million for each fiscal year thereafter. The ownership change also resulted in the loss of our ability to utilize approximately $0.8 million of state net operating loss carryforwards, credits and other state attributes, which resulted in a write-off of the $0.8 million of state deferred tax assets during the first quarter of fiscal year 2015.

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

The software and technology industries are characterized by frequent litigation based on allegations of infringement or other violations of patents, copyrights, trademarks, trade secrets or other intellectual property rights. We cannot be certain that our products and services do not infringe the intellectual property rights of third parties. Additionally, because our software is integrated with our customers’ business processes and other software applications, third parties may bring claims of infringement against us, as well as our customers and other software suppliers, if the cause of the alleged infringement cannot be easily determined. Although we believe that our intellectual property rights are sufficient to allow us to market our products and services without incurring liability to third parties, third parties may bring claims of infringement or misappropriation against us. No third party has pursued claims of this type against us to date. However, such claims of alleged infringement of intellectual property rights of third parties could be asserted against us in the future. We cannot be sure that we would prevail against any such asserted claim. In addition to possible claims with respect to our proprietary information, some of our products contain technology developed by and licensed from third parties and we may likewise be susceptible to infringement or misappropriation claims with respect to these third party technologies.

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

Shares of our common stock were sold in our July 2012 initial public offering at a price of $10.00 per share, and, through January 31, 2015, our common stock has subsequently traded at prices as high as $16.42 and as low as $6.88 per share. An active, liquid and orderly market for our common stock may not continue, which could depress the trading price of our common stock and limit your opportunities to resell shares of our common stock at or above the price you paid.

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

•

be exempt from the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer;

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

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. In addition, once we are no longer an emerging growth company, our independent registered public accounting firm will be required to consider our internal controls over financial reporting and express an opinion as to their effectiveness. If our management or our independent registered public accounting firm identifies one or more unremediated material weaknesses in our internal control over financial reporting, we will be unable to conclude that such internal control is effective. If we are unable to conclude that our internal control over financial reporting is effective because material weaknesses have not been remediated or for any other reason, or, when we are no longer an emerging growth company, if our independent registered public accounting firm is unable to express an opinion that our internal control over financial reporting is effective, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

We do not currently intend to pay dividends on our common stock and, consequently, our stockholders’ ability to achieve a return on their investment in our common stock will depend on the appreciation in the price of our common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal offices occupy approximately 66,000 square feet of leased office space in Burlington, Massachusetts pursuant to a lease agreement that expires in March 2016. We also maintain sales, support and applications management offices in Livonia, Michigan; Brisbane, California; Paris, France; Stuttgart, Germany; Munich, Germany; Ciriè, Italy; Yokohama, Japan; Seoul, Korea; and Shanghai, China. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

Price Range of Common Stock

Our common stock trades on the NASDAQ Global Market tier of the NASDAQ Stock Market under the symbol: “EXA.” The following table sets forth the high and low sales prices per share of our common stock, for each quarter during fiscal years 2015 and 2014.

	2015		2014
	High	Low	High	Low
First Quarter	$15.95	$10.49	$10.60	$6.88
Second Quarter	11.50	8.45	11.68	7.30
Third Quarter	12.89	8.61	16.42	10.90
Fourth Quarter	12.35	9.44	15.97	12.01

On March 20, 2015, the last reported sale price on the NASDAQ Global Market for our common stock was $11.41 per share. On March 20, 2015, there were approximately 83 holders of record of our common stock. This number does not include stockholders for whom our shares were held in “nominee” or “street” name.

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

Comparative Stock Performance

The following stock performance graph compares the cumulative total return to stockholders for our common stock for the period commencing June 26, 2012 (the date on which our common stock commenced trading on the NASDAQ Global Market) and ended January 31, 2015 against the cumulative total return of the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. The calculation of total cumulative returns assumes a $100 investment in our common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index, and assumes reinvestment of all dividends, if any. The historical information set forth below is not necessarily indicative of future performance.

	6/12	7/12	10/12	1/13	4/13	7/13	10/13	1/14	4/14	7/14	10/14	1/15
Exa Corporation	100.00	102.30	126.12	102.14	76.12	116.84	156.73	143.67	110.10	94.18	102.96	103.57
NASDAQ Composite	100.00	100.56	102.18	108.31	115.87	126.49	137.84	144.59	145.45	154.43	163.13	164.08
NASDAQ Computer & Data Processing	100.00	98.13	99.66	107.11	116.73	126.65	141.78	156.22	150.91	164.56	174.60	177.13

Use of Proceeds

On July 3, 2012, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-176019), which was declared effective by the Securities and Exchange Commission on June 27, 2012. The underwriters for the offering were Stifel Nicolaus & Company, Incorporated, Robert W. Baird & Co. Incorporated, Canaccord Genuity Inc. and Needham & Company, LLC. We used approximately $2.1 million of the net proceeds from this offering for working capital purposes during the three months ended January 31, 2015.

ITEM 6:	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 8 of this Annual Report on Form 10-K and with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

Our selected consolidated statement of operations data for the fiscal years ended January 31, 2015, 2014 and 2013 and our selected consolidated balance sheet data as of January 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this report. Our selected consolidated statement of operations data for the fiscal years ended January 31, 2012 and 2011 and selected consolidated balance sheet data as of January 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements which have not been included in this report.

Selected Consolidated Financial Data

	Year Ended January 31,
	2015 (1)	2014 (2)	2013 (3)	2012	2011
	(in thousands, except share and per share data)
Statement of Operations Data
Total revenue	$61,431	$54,514	$48,868	$45,930	$37,907
Operating (loss) income	(2,447)	(122)	1,960	5,035	3,116
Net (loss) income	$(19,157)	$(709)	$763	$14,138	$691
(Loss) earnings per share—basic	$(1.39)	$(0.05)	$0.10	$28.63	$1.41
Weighted average shares—basic	13,735,897	13,326,883	7,929,364	493,763	491,623
(Loss) earnings per share—diluted	$(1.39)	$(0.05)	$0.06	$1.37	$0.07
Weighted average shares—diluted	13,735,897	13,326,883	12,896,487	10,324,811	10,154,136
Balance Sheet Data
Cash	$21,785	$28,753	$30,716	$11,468	$2,780
Total current assets	52,345	60,319	61,464	32,212	26,914
Total assets	63,053	84,849	84,070	54,566	30,198
Long-term debt and capital leases, net of current portion	1,602	2,695	7,842	4,506	4,650
Convertible preferred stock	—	—	—	32,678	32,663
Stockholders’ equity (deficit)	$18,891	$35,533	$34,771	$(35,623)	$(50,309)

(1)	Through the three months ended April 30, 2014, our results reflected a three-year cumulative loss position in the United States; prior thereto, our historical results reflected a three-year cumulative profit. As a result of our three-year cumulative loss position in the United States at April 30, 2014 and our projected cumulative loss position as a result of continued investment in the growth of our business, our management concluded that it was no longer more likely than not that our deferred tax assets would be realized, and that a valuation allowance was necessary in full amount of our United States net deferred tax assets. Accordingly, our income tax provision for fiscal year 2015 includes a $14.4 million non-cash charge to record a valuation allowance against our United States net deferred tax assets and a $0.8 million non-cash write-off of state deferred taxes. For further information, see Note 14 of the notes to our audited consolidated financial statements, which are included elsewhere in this report.
(2)	On May 31, 2013 we repaid, with available cash on hand, all outstanding obligations under our Loan and Security Agreement dated January 28, 2011 with Gold Hill Capital 2008, L.P. and Massachusetts Capital Resource Company. The repayment amount included $6.9 million of outstanding principal, $0.1 million of accrued interest and $0.2 million of deferred origination fees that were accrued for in other long-term liabilities. In addition, in accordance with the agreement terms, we incurred and paid a prepayment interest penalty of $0.3 million, representing 3% of the amount advanced to us under the agreement in January 2011, and 4% of the amount advanced to us under the agreement in March 2012. We recognized a loss from the extinguishment of this debt of $0.8 million during the second quarter of fiscal year 2014, representing the prepayment interest penalty and the write-off of unamortized debt discount.
(3)	On July 3, 2012, we completed our initial public offering in which we issued and sold 4,166,667 shares of common stock at a public offering price of $10.00 per share. We received net proceeds of $34.6 million after deducting underwriting discounts and commissions of approximately $2.9 million and other offering expenses of approximately $4.2 million. Upon the closing of the initial public offering, each share of our preferred stock was converted into two thirteenths of a share of our common stock.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are also beginning to explore other markets in which we believe the capabilities of PowerFLOW have broad application, such as the aerospace, oil and gas production, chemical processing, architecture engineering and construction, power generation, biomedical and electronics industries. We offer our solutions through annual capacity-based licenses, either as software-only, to be run on the customer’s own computer hardware, or in the form of software-as-a-service, via our hosted PowerFLOW OnDemand and ExaCLOUD offerings. We sell our products and services primarily through our direct sales force, including sales executives and applications engineering teams deployed near our customers in the United States, Europe, Japan, Korea and China, through a distributor in India and through a sales agent in Brazil.

We have a predictable business model based on recurring revenue from a growing customer base. For fiscal year 2015, we recorded total revenues, net loss and Adjusted EBITDA of $61.4 million, $19.2 million and $2.7 million, respectively. Since generating our first commercial revenue in 1994, our annual revenue has increased for 20 consecutive years. Our total revenues in fiscal year 2015 increased 12.7%, compared with fiscal year 2014. On a constant currency basis, our total revenues in fiscal year 2015 increased 15.1%, compared with fiscal year 2014. Adjusted EBITDA and revenue on a constant currency basis are non-GAAP financial measures.

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

	Year Ended January 31,
(in thousands)	2015	2014	2013
Revenue:
License revenue	$49,742	$44,579	$41,151
Project revenue	11,689	9,935	7,717

Total revenues	61,431	54,514	48,868

Operating expenses: (1)
Cost of revenue	18,933	15,959	14,154
Sales and marketing	10,668	9,543	7,115
Research and development	21,809	18,240	16,687
General and administrative (2)	12,468	10,894	8,952

Total operating expenses	63,878	54,636	46,908

(Loss) income from operations	(2,447)	(122)	1,960

Other income (expense), net:
Foreign exchange gain (loss)	344	(83)	17
Interest expense	(342)	(694)	(1,635)
Interest income	12	15	4
Loss on extinguishment of debt	—	(755)	—
Other income, net	7	10	529

Total other income (expense), net	21	(1,507)	(1,085)

(Loss) income before income taxes	(2,426)	(1,629)	875
(Provision) benefit for income taxes	(16,731)	920	(112)

Net (loss) income	$(19,157)	$(709)	$763

(1)	Amounts include stock-based compensation expense as follows:

	Year Ended January 31,
(in thousands)	2015	2014	2013
Cost of revenues	$209	$137	$111
Sales and marketing	413	239	190
Research and development	865	376	308
General and administrative	743	458	315

Total stock-based compensation expense	$2,230	$1,210	$924

(2)	Includes amortization expense related to intangible assets as follows:

(in thousands)	2015	2014	2013
General and administrative	$350	$351	$383

	Year Ended January 31,
(as a percent of total revenue)	2015	2014	2013
Revenue:
License revenue	81.0%	81.8%	84.2%
Project revenue	19.0%	18.2%	15.8%

Total revenues	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenue	30.8%	29.3%	29.0%
Sales and marketing	17.4%	17.5%	14.6%
Research and development	35.5%	33.5%	34.1%
General and administrative	20.3%	20.0%	18.3%

Total operating expenses	104.0%	100.2%	96.0%

(Loss) income from operations	(4.0)%	(0.2)%	4.0%

Other income (expense), net:
Foreign exchange gain (loss)	0.6%	(0.2)%	0.0%
Interest expense	(0.6)%	(1.3)%	(3.3)%
Interest income	0.0%	0.0%	0.0%
Loss on extinguishment of debt	—	(1.4)%	—
Other income, net	0.0%	0.0%	1.1%

Total other income (expense), net	0.0%	(2.8)%	(2.2)%

(Loss) income before income taxes	(3.9)%	(3.0)%	1.8%
(Provision) benefit for income taxes	(27.2)%	1.7%	(0.2)%

Net (loss) income	(31.2)%	(1.3)%	1.6%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of Fiscal Years Ended January 31, 2015 and 2014

Revenue

	Year Ended January 31,
	2015	2014	Increase	% Change
(in thousands, except percentages)
License revenue	$49,742	$44,579	$5,163	11.6%
Project revenue	11,689	9,935	1,754	17.7%

Total revenues	$61,431	$54,514	$6,917	12.7%

License revenue increased 11.6% from $44.6 million in fiscal year 2014 to $49.7 million in fiscal year 2015. The $5.2 million increase was driven almost entirely by increased consumption of simulation capacity by existing customers and the addition of 23 new license customers. Project revenue increased $1.8 million during fiscal year 2015 compared to fiscal year 2014 due to expanded sales and greater activity with existing customers.

Foreign exchange fluctuations, particularly the weakness of the Euro and the Japanese yen, negatively impacted total revenue in fiscal year 2015 by $1.3 million as compared to fiscal year 2014. On a constant currency basis, our total revenues in fiscal year 2015 increased 15.1%, compared with fiscal year 2014.

Cost of revenue

	Year Ended January 31,
	2015	2014	Increase	% Change
(in thousands, except percentages)
Cost of revenue	$18,933	$15,959	$2,974	18.6%

Cost of revenue for fiscal year 2015 was $18.9 million, an increase of $3.0 million, or 18.6%, compared with $16.0 million during fiscal year 2014. As a percentage of revenues, cost of revenues increased to 30.8% for fiscal year 2015 from 29.3% for fiscal year 2014. Payroll and employee-related costs accounted for approximately $1.9 million of the increase, primarily as a result of the net addition of 9 new application engineers, merit increases for existing personnel, increased stock compensation expense and increased travel due to expanded service and support efforts. In addition, royalty and sublicense costs increased by approximately $0.7 million due to certain amended royalty agreements and increased usage of sublicensed software to enhance existing products. The balance of the increase is primarily attributed to capacity expansions at our New Jersey data center resulting in increased facility and hosting costs of approximately $0.4 million.

Sales and marketing

	Year Ended January 31,
	2015	2014	Increase	% Change
(in thousands, except percentages)
Sales and marketing	$10,668	$9,543	$1,125	11.8%

Sales and marketing expenses for fiscal year 2015 were $10.7 million, an increase of $1.1 million, or 11.8% compared with $9.5 million for fiscal year 2014. As a percentage of revenues, sales and marketing expenses decreased to 17.4% for fiscal year 2015 from 17.5% for fiscal year 2014. Commission expense increased by approximately $0.6 million, primarily due to the increase in revenue, invoicing levels and quota achievements during fiscal year 2015, as compared to the prior fiscal year. Increased non-commission payroll and employee-related costs, including travel, accounted for approximately $0.4 million of the increase, primarily due to the net addition of 6 new sales people, manager and executive level promotions, merit-based compensation increases for existing personnel and increased stock compensation expense. The balance of the increase is primarily attributable to increased consulting fees to expand our sales efforts in targeted areas and other promotional and marketing costs of approximately $0.1 million.

Research and development

	Year Ended January 31,
	2015	2014	Increase	% Change
(in thousands, except percentages)
Research and development	$21,809	$18,240	$3,569	19.6%

Research and development expenses for fiscal year 2015 were $21.8 million, an increase of $3.6 million, or 19.6%, compared with $18.2 million for fiscal year 2014. As a percentage of revenues, research and development expense increased to 35.5% for fiscal year 2015 from 33.5% for fiscal year 2014. Payroll and employee-related costs, including travel-related expenses, accounted for approximately $2.7 million of the increase, primarily as a result of the net addition of 20 new scientists and software engineers, merit increases for existing personnel and an increase in stock-based compensation expense. In addition, capacity expansions at our New Jersey data center resulted in increased facility costs of approximately $0.6 million. The balance of the increase, approximately $0.3 million, is primarily attributable to increased software consulting costs related to product development.

General and administrative

	Year Ended January 31,
	2015	2014	Increase	% Change
(in thousands, except percentages)
General and administrative	$12,468	$10,894	$1,574	14.4%

General and administrative expenses for fiscal year 2015 were $12.5 million, an increase of $1.6 million, or 14.4%, compared with $10.9 million for fiscal year 2014. As a percentage of revenues, general and administrative expenses increased to 20.3% for fiscal year 2015 from 20.0% for fiscal year 2014. Increased payroll and employee related costs accounted for approximately $0.8 million of the increase, primarily as a result of the net addition of 4 new support personnel and compensation increases for existing personnel, including increased stock-based compensation associated with employee equity awards that were granted since January 31, 2014. Approximately $0.4 million of the increase is primarily attributable to professional service fees, including costs associated with the financial statement audit, a foreign statutory audit, patent legal fees, and tax and recruiting services. The balance of the increase, approximately $0.4 million, is primarily attributable to increases in depreciation expense, internet service charges and service and maintenance contracts.

Other income (expense), net

	Year Ended January 31,
	2015	2014	Increase	% Change
(in thousands, except percentages)
Other income (expense), net	$21	$(1,507)	$1,528	101.4%

Total other income, net for fiscal year 2015 is less than $0.1 million, and primarily consists of $0.3 million in foreign exchange gains associated primarily with the weakening Euro and Japanese yen, offset by capital lease interest of $0.3 million. Other expense, net for fiscal year 2014 primarily consists of a $0.8 million loss from the extinguishment of debt related to the repayment of all outstanding obligations under our former loan and security agreement in May 2013 and interest expense of $0.7 million.

(Provision) benefit for income taxes

	Year Ended January 31,
	2015	2014	Change	% Change
(in thousands, except percentages)
(Provision) benefit for income taxes	$(16,731)	$920	$(17,651)	(1,918.6)%

Income taxes changed from a benefit of $0.9 million in fiscal year 2014 to a provision of $16.7 million in fiscal year 2015. The income tax provision for fiscal year 2015 includes a $14.4 million non-cash charge to record a valuation allowance against our United States net deferred tax assets and a $0.8 million non-cash write-off of state deferred taxes (discussed further below).

During fiscal year 2015, we determined that the net United States federal and state deferred tax assets were no longer more-likely-than-not realizable. As a result, we recorded a deferred tax provision of $14.4 million to establish a full valuation allowance on the net United States federal and state deferred tax assets. In determining the realizability of these assets, we considered numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies and the industry in which we operate. Through the three months ended April 30, 2014, our results reflected a three-year cumulative loss position in the United States; prior thereto, our historical results reflected a three-year cumulative profit. Reflecting management’s plans to continue investing in the business for future growth, we continued in a three-year cumulative loss position through the remainder of fiscal year 2015. This historical loss position at April 30, 2014 and projected cumulative loss position resulted in significant negative evidence which caused management to modify its assessment of our deferred tax assets, concluding that it no longer was more likely than not that these deferred tax assets would be realized and thus, a valuation allowance was necessary against the full amount of our United States net deferred tax assets. Most of our revenues are generated from ground transportation customers outside the United States but a significantly disproportionate amount of our operating expenses, including investments in future products, are incurred in the United States, causing the results of operations in the United States to reflect losses during this period of investment.

Our management reassesses the realization of the deferred tax assets each reporting period. To the extent that the financial results of our United States operations improve in the future and the deferred tax assets become realizable, we will reduce the valuation allowance through earnings.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset our United States federal taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. During the first quarter of fiscal year 2015, management determined that we had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. The annual limit is approximately $14.0 million for fiscal year 2015, $16.8 million for each of fiscal years 2016 through 2019, $8.0 million for fiscal year 2020 and $6.4 million for each fiscal year thereafter. The ownership change also resulted in the loss of our ability to utilize essentially all state net operating loss carryforwards, credits and other state attributes, which resulted in a write-off of $0.8 million of state deferred tax assets.

We do not expect to record any material reductions in the measurement of our unrecognized tax benefits within the next twelve months. We and one or more of our subsidiaries file United States federal income tax returns and tax returns in various state and foreign jurisdictions. With limited exceptions, we are no longer subject to federal, state, local or foreign examinations for years prior to January 31, 2010. However, carryforward attributes that were generated prior to January 31, 2011 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

Comparison of Fiscal Years Ended January 31, 2014 and 2013

Revenue

	Year Ended January 31,		Increase	% Change
	2014	2013
(in thousands, except percentages)
License revenue	$44,579	$41,151	$3,428	8.3%
Project revenue	9,935	7,717	2,218	28.7

Total revenues	$54,514	$48,868	$5,646	11.6%

License revenue increased 8.3% from $41.2 million in fiscal year 2013 to $44.6 million in fiscal year 2014. The $3.4 million increase was driven almost entirely by increased consumption of simulation capacity by existing customers and the addition of 17 new license customers. Project revenue increased $2.2 million during fiscal year 2014 compared to fiscal year 2013 due to expanded sales and greater activity with existing customers.

Foreign exchange fluctuations, particularly the weakness of the Japanese yen, negatively impacted total revenue in fiscal year 2014 by $1.3 million as compared to fiscal year 2013. On a constant currency basis, our total revenues in fiscal year 2014 increased 14.3%, compared with fiscal year 2013.

Cost of revenue

	Year Ended January 31,
	2014	2013	Increase	% Change
(in thousands, except percentages)
Cost of revenue	$15,959	$14,154	$1,805	12.8%

Cost of revenue for fiscal year 2014 was $16.0 million, an increase of $1.8 million, or 12.8%, compared with $14.2 million during fiscal year 2013. As a percentage of revenues, cost of revenues increased to 29.3% for fiscal year 2014 from 29.0% for fiscal year 2013. Payroll and employee-related costs, including travel, accounted for approximately $1.5 million of the increase, primarily as a result of the net addition of 10 new application engineers, merit increases for existing personnel, increased stock compensation expense and increased travel due to expanded service and support efforts. In addition, capacity expansions at our New Jersey data center and our opening of a new data center in France, together resulted in increased facility costs of $0.4 million, including hosting fees, rent, utilities and depreciation. These increases were partially offset by approximately $0.1 million of reduced expenditures for consulting professionals.

Sales and marketing

	Year Ended January 31,
	2014	2013	Increase	% Change
(in thousands, except percentages)
Sales and marketing	$9,543	$7,115	$2,428	34.1%

Sales and marketing expenses for fiscal year 2014 were $9.5 million, an increase of $2.4 million, or 34.1%, compared with $7.1 million for fiscal year 2013. As a percentage of revenues, sales and marketing expenses increased to 17.5% for fiscal year 2014 from 14.6% for fiscal year 2013. Increased non-commission payroll and employee-related costs, including travel, accounted for approximately $1.2 million of the increase, primarily due to the net addition of 1 new sales person in fiscal year 2014, merit increases for existing personnel and increased payroll taxes associated with the increased payroll and commission levels. Commission expense increased by approximately $1.1 million due to an increase in invoicing levels during fiscal year 2014 as compared to fiscal year 2013. The balance of the increase is primarily attributed to the addition of consultants to expand our sales efforts in targeted areas.

Research and development

	Year Ended January 31,
	2014	2013	Increase	% Change
(in thousands, except percentages)
Research and development	$18,240	$16,687	$1,553	9.3%

Research and development expenses for fiscal year 2014 were $18.2 million, an increase of $1.6 million, or 9.3%, compared with $16.7 million for fiscal year 2013. As a percentage of revenues, research and development expense decreased to 33.5% for fiscal year 2014 from 34.1% for fiscal year 2013. Payroll and employee-related costs, including travel-related expenses, accounted for approximately $1.2 million of the increase, primarily as a result of the net addition of 7 new scientists and software engineers and merit increases for existing personnel. In addition, capacity expansions at our New Jersey data center and our opening of a new data center in France, together resulted in increased facility costs of $0.5 million, including hosting fees, rent, utilities and depreciation. These increases were partially offset by approximately $0.1 million of reduced expenditures for consulting professionals and academic sponsorship costs.

General and administrative

	Year Ended January 31,
	2014	2013	Increase	% Change
(in thousands, except percentages)
General and administrative	$10,894	$8,952	$1,942	21.7%

General and administrative expenses for fiscal year 2014 were $10.9 million, an increase of $1.9 million, or 21.7%, compared with $9.0 million for fiscal year 2013. As a percentage of revenues, general and administrative expenses increased to 20.0% for fiscal year 2014 from 18.3% for fiscal year 2013. Increased payroll and employee-related costs, including travel, accounted for approximately $1.0 million of the increase, primarily as a result of the addition of our Chief Accounting Officer at the end of the third quarter of fiscal year 2013, merit-based and incentive-based compensation increases for existing personnel, increased stock-based compensation for existing personnel and certain members of our board of directors and recruiting and severance costs associated with our departing chief financial officer. Approximately $0.8 million of the increase is primarily attributed to increased professional costs and costs associated with being a public company after our initial public offering, which occurred on July 3, 2012, including increased audit and legal fees, investor relations fees, filing fees, insurance premiums and franchise taxes. In addition, during fiscal year 2013, we released a $0.3 million sales tax reserve after a state-by-state customer review determined that the reserve was no longer required, resulting in a positive impact that did not recur in fiscal year 2014. The above increases were partially offset by approximately $0.2 million in cost savings primarily associated with our facilities.

Other expense, net

	Year Ended January 31,
	2014	2013	Decrease	% Change
(in thousands, except percentages)
Other expense, net	$1,507	$1,085	$422	38.9%

Total other expense, net for fiscal year 2014 was $1.5 million, a decrease of $0.4 million, or 38.9%, from $1.1 million for fiscal year 2013. Other expense, net for fiscal year 2014 primarily consists of a $0.8 million loss from the extinguishment of debt related to the repayment of all outstanding obligations under our former loan and security agreement in May 2013 and interest expense of $0.7 million. Other expense net, for fiscal year 2013 primarily consists of interest expense of $1.6 million, offset by $0.5 million in gains relating to the marking to market of our former equity participation right and our former preferred stock warrant liability. As a result of the May 2013 repayment of debt, we saved or expect to save cash interest which would otherwise have been incurred under the agreement of approximately $0.4 million, $0.4 million and $0.2 million in fiscal years 2014, 2015 and 2016, respectively.

Benefit (provision) for income taxes

	Year Ended January 31,
	2014	2013	Change	% Change
(in thousands, except percentages)
Benefit (provision) for income taxes	$920	$(112)	$1,032	921.4%

Income taxes changed from a provision of $0.1 million in fiscal year 2013 to a benefit of $0.9 million in fiscal year 2014, and our effective tax rate changed from 12.8% to 56.5%. For fiscal year 2014, the effective income tax rate differed from the federal statutory rate mainly due to nondeductible compensation offset by the tax benefit of federal and state research and development credits. For fiscal years ended January 31, 2014 and 2013, the effective income tax rate was impacted discretely by loss on extinguishment of debt, and for 2013 only, mark-to-market adjustments on our former warrants and equity participation right for which there was no tax provision.

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

Revenue on a constant currency basis. Our international operations generate and incur expenses that are denominated in foreign currencies, and changes in currency exchange rates can materially affect our consolidated results of operations. Our principal exposures are to fluctuations in exchange rates for the United States dollar versus the Euro and Japanase yen, and, to a lesser extent, the British pound, Chinese yuan and Korean won. To provide investors with information concerning underlying trends in our business, we disclose revenue on a constant currency basis, which we define as GAAP revenue, adjusted to reverse the impact of changes in the exchange rates of the principal currencies in which our international operations generated revenue and incurred expenses. We calculate revenue on a constant currency basis by converting revenue that was generated in the currencies specified above during fiscal year 2015 to United States Dollars at assumed exchange rates equal to the exchange rates in effect for such currencies during fiscal year 2014, rather than the exchange rates actually in effect during the current fiscal year.

Adjusted EBITDA. We define Adjusted EBITDA as EBITDA, excluding non-cash, stock-based compensation expense. We define EBITDA as net (loss) income, excluding depreciation and amortization, interest expense, net, loss on extinguishment of debt, other (expense) income, foreign exchange gain (loss) and (provision) benefit for income taxes. The GAAP measure most comparable to Adjusted EBITDA is net (loss) income.

Non-GAAP operating income. We define non-GAAP operating income as GAAP operating (loss) income excluding non-cash, stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP operating income is operating (loss) income.

Non-GAAP net (loss) income. We define non-GAAP net (loss) income as GAAP net (loss) income excluding the after tax impact of stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP net (loss) income is net (loss) income.

Non-GAAP net (loss) income per diluted share. We define non-GAAP net (loss) income per diluted share as GAAP net (loss) income per diluted share excluding the after tax impact of non-cash, stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP net (loss) income per diluted share is net (loss) income per diluted share.

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

Adjusted EBITDA:	Year Ended January 31,
	2015	2014	2013
(in thousands)
Net (loss) income	$(19,157)	$(709)	$763
Add back:
Depreciation and amortization	2,917	2,185	2,009
Interest expense, net	330	679	1,631
Loss on extinguishment of debt	—	755	—
Other income, net	(7)	(10)	(529)
Foreign exchange (gain) loss	(344)	83	(17)
Provision (benefit) for income taxes	16,731	(920)	112

EBITDA	470	2,063	3,969
Stock-based compensation expense	2,230	1,210	924

Adjusted EBITDA	$2,700	$3,273	$4,893

Non-GAAP operating income:	Year Ended January 31,
	2015	2014	2013
(in thousands)
Operating (loss) income	$(2,447)	$(122)	$1,960
Add back:
Stock-based compensation expense	2,230	1,210	924
Amortization of acquired intangible assets	350	351	383

Non-GAAP operating income	$133	$1,439	$3,267

Non-GAAP net (loss) income:	Year Ended January 31,
	2015	2014	2013
(in thousands)
Net (loss) income	$(19,157)	$(709)	$763
Add back:
Stock-based compensation expense	2,230	1,210	924
Amortization of acquired intangible assets	350	351	383
Income tax effect (1)	(903)	(546)	(454)

Non-GAAP net (loss) income	$(17,480)	$306	$1,616

Non-GAAP net (loss) income, per diluted share:	Year Ended January 31,
	2015	2014	2013
Net (loss) income, per diluted share (2)	$(1.39)	$(0.05)	$0.06
Add back:
Stock-based compensation expense	0.16	0.09	0.07
Amortization of acquired intangible assets	0.03	0.03	0.03
Income tax effect (1)	(0.07)	(0.04)	(0.04)

Non-GAAP net (loss) income, per diluted share (2)(3):	$(1.27)	$0.02	$0.13

(1)	The tax effect of non-cash stock-based compensation expense and non-cash amortization of acquired intangibles is estimated using a blended rate equivalent to our annual estimated United States federal tax rate and our state tax rate, exclusive of any net federal benefit or charge. This rate is based on our estimated annual GAAP income tax rate forecast. Our estimated tax rate on non-GAAP income is determined annually and may be adjusted during the year to take into account events or trends that we believe materially impact the estimated annual rate including, but not limited to, significant changes resulting from tax legislation, revenues and expenses and other significant events. Due to the differences in the tax treatment of items excluded from non-GAAP earnings, as well as the methodology applied to our estimated annual tax rates as described above, our estimated tax rate on non-GAAP income may differ from our GAAP tax rate and from our actual tax liabilities.

(2)	Share amounts utilized on a fully diluted basis were approximately 13.7 million, 13.3 million and 12.9 million for the fiscal years ended January 31, 2015, 2014 and 2013, respectively.

(3)	Due to rounding, totals may not equal the sum of line items in the table above.

Liquidity

Overview

Our primary sources of liquidity during the fiscal year 2015 were cash and cash equivalents on hand. Our primary uses of cash during the fiscal year 2015 were cash from operations, capital expenditures and payments of capital lease obligations. As of January 31, 2015, we had $21.8 million in cash and cash equivalents.

On May 31, 2013 we repaid, with available cash on hand, all outstanding obligations under our Loan and Security Agreement dated January 28, 2011 with Gold Hill Capital 2008, L.P. and Massachusetts Capital Resource Company. The repayment amount included $6.9 million of remaining outstanding principal, $0.1 million of accrued interest and $0.2 million of deferred origination fees that were accrued for in other long-term liabilities. In addition, in accordance with the agreement terms, we incurred and paid a prepayment interest penalty of $0.3 million, representing 3% of the amount advanced to us under the agreement in January 2011, and 4% of the amount advanced to us under the agreement in March 2012. We recognized a loss from the extinguishment of this debt of $0.8 million during the second quarter of fiscal year 2014, representing the prepayment interest penalty and the write-off of unamortized debt discount.

On December 10, 2013, we filed a shelf registration statement on Form S-3, which included a base prospectus relating to, among other things, the registration of $75 million of our common stock that may be offered and sold by us from time to time pursuant to Rule 415 promulgated under the Act, in amounts, at prices and on terms to be determined at the time of the offering.

Net Cash Flows (used in) provided by Operating Activities

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

For fiscal year 2015, net cash used in operating activities totaled $3.1 million and was primarily the result of decreased profitability and fluctuations in working capital, including a decrease in deferred revenue of $3.4 million. Deferred revenue and accounts receivable typically fluctuate depending on the timing of when customer orders are received by and invoiced to customers and the timing of cash payments from the customers. For example, as of the end of fiscal year 2014, one large customer in Germany had ordered and fully paid for a subscription license that ran through fiscal year 2015. As of January 31, 2015, this customer was still negotiating with us and had not placed or paid for a full year license order for the upcoming year. This had the impact of a significant decrease in deferred revenue but no fluctuation in accounts receivable for this customer in fiscal year 2015.

For fiscal year 2014, net cash provided by operating activities totaled $8.4 million and was primarily the result of a $0.6 million decrease in accounts receivable, a $2.9 million increase in accrued expenses and a $4.8 million increase in deferred revenue.

For fiscal year 2013, net cash used in operating activities totaled $9.4 million and was primarily the result of an $8.6 million increase in accounts receivable associated with the timing of collections from certain large customers and a decrease of $2.6 million in deferred revenue.

Net Cash Flows used in Investing Activities

Net cash used in investing activities for fiscal years 2015, 2014 and 2013 was $0.8 million, $0.7 million and $0.4 million, respectively, and relates primarily to purchases of servers, workstations and other computer software and equipment to support the growth in our business operations.

Net Cash Flows used in Financing Activities

For fiscal year 2015, net cash used in financing activities was $2.0 million, which consists primarily of payments on our capital lease obligations of $2.8 million, which was partially offset by $0.8 million in proceeds from stock option exercises.

For fiscal year 2014, net cash used for financing activities was $9.5 million, which consisted primarily of long-term debt repayments of $7.4 million, including the final repayment in May 2013, and payments on our capital lease obligations of $2.1 million.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 31, 2015 or 2014.

Contractual Commitments

Our contractual obligations as of January 31, 2015 are summarized below:

	Amounts Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Capital lease obligations (1)	$4,255	$2,585	$1,670	$—	$—
Operating lease obligations	7,178	3,251	2,147	1,182	598
Purchase obligations	9,358	2,206	4,600	2,552	—

Total	$20,791	$8,042	$8,417	$3,734	$598

(1)	Includes scheduled interest payments of $0.2 million, $0.1 million, $0.0 million and $0.0 million, respectively.

The contractual obligations table above does not include $0.5 million of net unrecognized tax benefits at January 31, 2015, as we are unable to estimate the period of cash settlement with the respective tax authorities.

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

We believe the following critical accounting policies affect the most significant judgments, assumptions and estimates we use in preparing our consolidated financial statements:

Revenue Recognition

We generate revenues from the licensing of our software products, typically in the form of one-year term “subscription” or capacity-based licenses that have a defined term, and from project fees for consulting services and training. Licenses for our software products may be software to be run on the customer’s own computer hardware, or provided in the form of software-as-a-service, via our hosted PowerFLOW OnDemand offering and our ExaCLOUD offering.

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

Software as a service (OnDemand and ExaCLOUD)

We recognize revenue from software-as-a-service arrangements in accordance with ASC 605 – Revenue Recognition. Capacity-based licenses allow the customer to buy simulation capacity as a service hosted by us and are sold based upon simulation capacity expected to be used within a certain time period—typically not exceeding one year. The contracts have finite terms that are not extendible at their expiration, and capacity usage is limited by contract to the amount specified. Our practice is not to modify existing capacity-based licenses to allow simulation capacity to be added to an existing arrangement. A customer desiring to purchase additional simulation capacity or to license additional users of our preparation and analysis software during the term of the original simulation license must do so by entering into a separate arrangement. Revenue from these arrangements is recognized as the capacity is used. In the event that any capacity remains unused at the end of the term of the arrangement, it is recognized as revenue at that time. With the ExaCLOUD solution, customers have access to hosted simulation capacity as well as hosted preparation and analysis software through a web browser. The ExaCLOUD solution includes a “pay-as-you-use” model and an option to purchase a block of simulation capacity upfront to be used over a defined period – typically not exceeding one year. Revenue from these arrangements is recognized as the cloud hosting service is provided.

Projects

We also derive revenue from fees for separate, project-based services. Our projects are typically short term in nature and usually complete in less than 90 days. Project pricing is generally either fixed fee or time and material based. We recognize revenue from these service arrangements in accordance with ASC 605. Projects are either sold as one deliverable, or as multiple deliverables with stand-alone value. For single deliverable projects, to the extent that adequate project reporting of time incurred and time to complete records exist, we recognize consulting services revenue as the services are performed under the proportionate performance method. In other situations, for example, providing a customer with an on-site engineer for a defined period of time to provide services at the customer’s direction, we recognize revenue ratably over the service period. In situations where we are unable to utilize the proportional performance method, for example due to either the lack of adequate documentation of time incurred or to be incurred or a lack of a defined service period, revenue is deferred until the contract is completed.

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

When more than one element is contained in a single arrangement, we first allocate revenue based upon the relative selling price into two categories: (1) non-software components, such as services under projects or software as a service and (2) software components, such as software applications and related items, such as post-contract customer support and other services.

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

In determining the realizability of the net United States federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies and the industry in which we operate. Our management reassesses the realization of the deferred tax assets each reporting period, which resulted in a full valuation allowance against our United States deferred tax assets in fiscal year 2015. To the extent that the financial results of our United States operations improve in the future and the deferred tax assets become realizable, we will reduce the valuation allowance through earnings.

We follow ASC 740-10-25 with regards to accounting for uncertain tax positions, which prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. For each tax position, the enterprise must determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is then measured to determine the amount of benefit to recognize within the financial statements. No benefits may be recognized for tax positions that do not meet the more likely than not threshold.

Our intention is to reinvest the total amount of our unremitted foreign earnings in the local international jurisdictions, except for instances where we can remit such earnings to the U.S. without an associated net tax cost. As a result, we do not provide for United States taxes on the unremitted earnings of our international subsidiaries.

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

Since adopting ASC 718, we have been unable to use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. As such, we have utilized the “simplified” method, as prescribed by Staff Accounting Bulletin No. 107, Share-Based Payment, to estimate on a formula basis the expected term of its stock options considered to have “plain vanilla” characteristics.

We utilize the Federal Reserve Board’s published Treasury Constant Maturity rate which most closely matches the option term. As an example, for a 6.25 year term, we would use the 7-year rate coinciding with the option issuance date.

We have never paid dividends and do not currently intend to pay dividends.

As we do not have a trading history for our common stock prior to our initial public offering in July 2012 or a significant trading range for our common stock trading since our initial public offering, we estimate the expected price volatility for our common stock by taking the average historic price volatility for selected industry peers based on daily price observations over a period equivalent to the expected term of the stock options granted. Our industry peers consist of several public companies similar to us in size, stage of life cycle and financial leverage. We intend to consistently apply this process using the same public companies until a sufficient amount of historical information regarding the volatility of our common stock becomes available, or unless circumstances change such that the currently utilized companies are no longer similar to us, in which case, we will identify and utilize more suitable companies with publicly available share prices in the calculation.

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

Internal-Use Software

Costs incurred during the application development stage of internal-use software projects, such as those used to develop internal systems, are capitalized. Capitalized costs include external consulting fees and payroll and payroll-related costs for employees in our development and information technology groups who are directly associated with, and who devote time to, our internal-use software projects during the application development stage. Capitalization begins when the planning stage is complete and we commit resources to the software project. Amortization of the asset commences when the software is complete and placed in service. We amortize completed internal-use software over its estimated useful life. Costs incurred during the planning, training and post-implementation stages of the software development life-cycle are expensed as incurred. Costs related to upgrades and enhancements of existing internal-use software that increase the functionality of the software are also capitalized.

Foreign Currency Translation

We have foreign subsidiaries in the United Kingdom, France, Germany, Italy, Japan, Korea and China. Foreign subsidiary records are maintained in the local currency. Foreign currency effects are accounted for in accordance with ASC 830 – Foreign Currency Matters. We review the functional currency of our subsidiaries on an annual basis in accordance with the “Foreign/Parent Currency” indicators outlined in Appendix A to ASC 830 to determine if the functional currency should be changed to the local currency.

Other than for our subsidiary in the United Kingdom, the functional currency for all subsidiaries is the respective local currency. The resulting gains and losses from translation are included as a component of other comprehensive income. Transaction gains and losses and re-measurement of assets and liabilities denominated in currencies other than an entity’s functional currency are included in other income (expense), net. For our subsidiary in the United Kingdom, which is unable to generate sufficient cash flows in its local currency to sustain operational viability, all assets and liabilities are re-measured into United States dollars, with any resulting unrealized gains or losses being recorded as a component of other income (expense), net.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, as a result of which, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016 (i.e. our fiscal year 2018), and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in fiscal year 2018.

In June 2014, the FASB issued ASU 2014-12, which is a standards update on accounting for share-based payments when the terms of the award provide that a performance target could be achieved after a requisite service period. The standard is effective for annual periods beginning after December 31, 2015 (i.e. our fiscal year 2017), and interim periods therein, with early adoption permitted. We do not expect this ASU to have an impact on our financial statements or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016 (i.e. our fiscal year 2018), and for interim periods therein. We do not expect this ASU to have an impact on our financial statements or disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

As we conduct business in multiple international currencies throughout the world, our international operations generate revenue and incur expenses that are denominated in foreign currencies. These amounts have in the past, and could in the future, be materially affected by currency fluctuations. Our principal exposures are to fluctuations in exchange rates for the United States dollar versus the Euro and the Japanese yen, and, to a lesser extent, the British pound, Chinese yuan and Korean won. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international operations maintain cash balances denominated in foreign currencies. To reduce the risk associated with translation of foreign cash balances into our reporting currency, we typically avoid maintaining excess cash balances in foreign currencies by frequently settling intercompany obligations under our transfer pricing agreements. To date, we have not hedged our exposure to changes in foreign currency exchange rates and, as a result, we could incur unanticipated translation gains and losses.

The Euro was approximately 1.4% weaker on average, for fiscal year 2015, when compared to the U.S. dollar for fiscal year 2014. The net overall impact to revenue and operating expense was a decrease of approximately $0.4 million and $0.3 million, respectively, during fiscal year 2015.

The exchange rate impact of other currencies for fiscal year 2015, primarily driven by a weaker Japanese yen, was a decrease to revenue and operating expense of approximately $0.9 million and $0.2 million, respectively.

For fiscal year 2015, a 10% increase in the exchange rates for the United States dollar versus the Euro, Japanese yen, British pound, Chinese yuan and Korean won would have resulted in a $3.6 million decrease in revenue.

Interest Rate Sensitivity

Our formerly outstanding long-term debt carried interest at a fixed rate. Our revolving bank line of credit bore interest at a floating rate. On May 23, 2013, the line of credit expired in accordance with its terms and on May 31, 2013 we repaid, with available cash on hand, all outstanding obligations under our Loan and Security Agreement with Gold Hill Capital 2008, L.P. and Massachusetts Capital Resource Company. As a result, we do not believe that we are exposed to material interest rate risk at this time. Interest income is sensitive to changes in the general level of United States and international interest rates. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash and short-term investments are relatively insensitive to interest rate changes. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

We do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT

SCHEDULE OF

EXA CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Exa Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Exa Corporation and its subsidiaries at January 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, MA

March 24, 2015

EXA CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$21,785	$28,753
Accounts receivable	27,462	27,245
Prepaid expenses and other current assets	3,098	4,321

Total current assets	52,345	60,319
Property and equipment, net	6,961	7,356
Intangible assets, net	2,395	2,745
Deferred tax assets	260	13,306
Other assets	1,092	1,123

Total assets	$63,053	$84,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,620	$1,684
Accrued expenses	10,585	10,285
Current portion of deferred revenue	26,863	30,594
Current portion of capital lease obligations	2,390	2,426

Total current liabilities	41,458	44,989
Deferred revenue	38	273
Capital lease obligations	1,602	2,695
Deferred rent	472	831
Other long-term liabilities	592	528

Total liabilities	44,162	49,316

Commitments and contingencies (Note 11)

Stockholders’ equity :
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 13,874,744 and 13,388,712 shares issued, respectively; 13,842,242 and 13,356,210 shares outstanding, respectively	14	13
Additional paid-in capital	88,181	85,201
Accumulated deficit	(68,878)	(49,721)
Treasury stock (32,502 common shares, at cost)	0	0
Accumulated other comprehensive (loss) income	(426)	40

Total stockholders’ equity	18,891	35,533

Total liabilities and stockholders’ equity	$63,053	$84,849

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended January 31,
	2015	2014	2013
Revenue:
License revenue	$49,742	$44,579	$41,151
Project revenue	11,689	9,935	7,717

Total revenue	61,431	54,514	48,868

Operating expenses:
Cost of revenue	18,933	15,959	14,154
Sales and marketing	10,668	9,543	7,115
Research and development	21,809	18,240	16,687
General and administrative	12,468	10,894	8,952

Total operating expenses	63,878	54,636	46,908

(Loss) income from operations	(2,447)	(122)	1,960

Other income (expense), net:
Foreign exchange gain (loss)	344	(83)	17
Interest expense	(342)	(694)	(1,635)
Interest income	12	15	4
Loss on extinguishment of debt	—	(755)	—
Other income, net	7	10	529

Total other income (expense), net	21	(1,507)	(1,085)

(Loss) income before income taxes	(2,426)	(1,629)	875
(Provision) benefit for income taxes	(16,731)	920	(112)

Net (loss) income	$(19,157)	$(709)	$763

Net (loss) income per share:
Basic	$(1.39)	$(0.05)	$0.10
Diluted	$(1.39)	$(0.05)	$0.06
Weighted average shares outstanding used in computing (loss) income per share:
Basic	13,735,897	13,326,883	7,929,364
Diluted	13,735,897	13,326,883	12,896,487

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Year Ended January 31,
	2015	2014	2013
Net (loss) income	$(19,157)	$(709)	$763
Other comprehensive (loss) income:
Foreign currency translation adjustments	(466)	56	37

Comprehensive (loss) income	$(19,623)	$(653)	$800

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at January 31, 2012	55,383,239	$32,678	529,630	$1	$14,204	$(49,775)	32,502	$—	$(53)	$(35,623)
Stock options and warrants exercised	58,000	7	94,052	—	85	—	—	—	—	85
Share-based compensation expense	—	—	—	—	924	—	—	—	—	924
Conversion of preferred stock into common stock upon initial public offering of common stock	(55,441,239)	(32,685)	8,529,366	8	32,677	—	—	—	—	32,685
Conversion of preferred stock into common stock warrants upon initial public offering of common stock	—	—	—	—	1,324	—	—	—	—	1,324
Issuance of common stock upon initial public offering	—	—	4,166,667	4	34,572	—	—	—	—	34,576
Net income	—	—	—	—	—	763	—	—	—	763
Cumulative translation adjustments	—	—	—	—	—	—	—	—	37	37

Balance at January 31, 2013	—	—	13,319,715	13	83,786	(49,012)	32,502	—	(16)	34,771
Stock options exercised	—	—	68,997	—	205	—	—	—	—	205
Share-based compensation expense	—	—	—	—	1,210	—	—	—	—	1,210
Net loss	—	—	—	—	—	(709)	—	—	—	(709)
Cumulative translation adjustments	—	—	—	—	—	—	—	—	56	56

Balance at January 31, 2014	—	—	13,388,712	13	85,201	(49,721)	32,502	—	40	35,533
Stock options exercised and restricted stock units vested	—	—	486,032	1	756	—	—	—	—	757
Share-based compensation expense	—	—	—	—	2,224	—	—	—	—	2,224
Net loss	—	—	—	—	—	(19,157)	—	—	—	(19,157)
Cumulative translation adjustments	—	—	—	—	—	—	—	—	(466)	(466)

Balance at January 31, 2015	—	$—	13,874,744	$14	$88,181	$(68,878)	32,502	$—	$(426)	$18,891

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended January 31,
	2015	2014	2013
Cash flows (used in) provided by operating activities:
Net (loss) income	$(19,157)	$(709)	$763
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,917	2,185	2,009
Stock-based compensation expense	2,230	1,210	924
Deferred rent expense	(316)	(555)	(148)
Non-cash interest	—	162	579
Loss on extinguishment of debt, non-cash portion	—	465	—
Mark-to-market adjustment of preferred stock warrant liability	—	—	(228)
Mark-to-market adjustment of equity participation right	—	—	(276)
Deferred income taxes	15,131	(2,171)	(767)
Net change in operating assets and liabilities:
Accounts receivable	(188)	610	(8,648)
Prepaid expenses and other current assets	(609)	(199)	(728)
Other assets	35	(61)	2,117
Accounts payable	(55)	(57)	(773)
Accrued expenses	355	2,921	(1,609)
Other liabilities	20	(221)	(65)
Deferred revenue	(3,436)	4,847	(2,575)

Net cash (used in) provided by operating activities	(3,073)	8,427	(9,425)

Cash flows used in investing activities:
Purchases of property and equipment	(768)	(746)	(419)

Net cash used in investing activities	(768)	(746)	(419)

Cash flows (used in) provided by financing activities:
Net decrease in line of credit	—	—	(7,000)
Proceeds from borrowings under long-term debt	—	—	3,500
Proceeds from stock option exercises	757	205	92
Payments of long-term debt	—	(7,365)	(1,135)
Payments of capital lease obligations	(2,764)	(2,106)	(1,060)
Proceeds from initial public offering, net of $4,174 issuance costs	—	—	34,576
Payment of debt issuance costs	—	(213)	(100)

Net cash (used in) provided by financing activities	(2,007)	(9,479)	28,873

Effect of exchange rate changes on cash	(1,120)	(165)	219

Net (decrease) increase in cash and cash equivalents	(6,968)	(1,963)	19,248
Cash and cash equivalents, beginning of period	28,753	30,716	11,468

Cash and cash equivalents, end of period	$21,785	$28,753	$30,716

Supplemental cash flow disclosures:
Cash paid for interest	$342	$599	$1,036
Cash paid for income taxes	$1,468	$821	$1,609
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment through capital leases	$1,700	$2,358	$3,821
Conversion of preferred stock into common stock	$—	$—	$32,685
Conversion of preferred stock warrants into common stock warrants	$—	$—	$1,324

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

2. Summary of Significant Accounting Policies

Applicable Accounting Guidance

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental United States GAAP as found in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition and allowance for doubtful accounts, stock- based compensation expense, intangible assets and other long-lived assets, certain accrued expenses and income taxes. Changes in estimates are recorded in the period in which they become known.

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

Revenue Recognition

The Company generates revenues from the licensing of its software products, typically in the form of one-year term “subscription” or capacity-based licenses that have a defined term, and from project fees for consulting services and training. Licenses for the Company’s software products may be software to be run on the customer’s own computer hardware, or provided in the form of software-as-a-service, via the Company’s hosted PowerFLOW OnDemand and ExaCLOUD offerings.

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

Software as a service (OnDemand and ExaCLOUD)

The Company recognizes revenue from software as a service arrangements in accordance with ASC 605. OnDemand capacity-based licenses allow the customer to buy simulation capacity as a service hosted by the Company and are sold based upon simulation capacity expected to be used within a certain time period—typically not exceeding one year. The contracts have finite terms that are not extendible at their expiration, and capacity usage is limited by contract to the amount specified. The Company’s practice is not to modify existing capacity-based licenses to allow simulation capacity to be added to an existing arrangement. A customer desiring to purchase additional simulation capacity or to license additional users of the Company’s preparation and analysis software during the term of the original simulation license must do so by entering into a separate arrangement. Revenue from these arrangements is recognized as the capacity is used. In the event that any capacity remains unused at the end of the term of the arrangement, it is recognized as revenue at that time. With the ExaCLOUD solution, customers have access to hosted simulation capacity as well as hosted preparation and analysis software through a web browser. The ExaCLOUD solution includes a “pay-as-you-use” model and an option to purchase a block of simulation capacity upfront to be used over a defined period – typically not exceeding one year. Revenue from these arrangements is recognized as the cloud hosting service is provided.

Projects

The Company also derives revenue from fees for separate, project-based services. The Company’s projects are typically short term in nature and usually complete in less than 90 days. Project pricing is generally either fixed fee or time and material based. The Company recognizes revenue from these service arrangements in accordance with ASC 605. Projects are either sold as one deliverable, or as multiple deliverables with stand-alone value. For single deliverable projects, to the extent that adequate project reporting of time incurred and time to complete records exist, the Company recognizes consulting services revenue as the services are performed under the proportionate performance method. In other situations, for example, providing a customer with an on-site engineer for a defined period of time to provide services at the customer’s direction, the Company recognizes revenue ratably over the service period. In situations where the Company is unable to utilize the proportional performance method, for example due to either the lack of adequate documentation of time incurred or to be incurred or a lack of a defined service period, revenue is deferred until the contract is completed.

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

Foreign Currency Translation

The Company has foreign subsidiaries in the United Kingdom, France, Germany, Italy, Japan, Korea and China. Foreign subsidiary records are maintained in the local currency. Foreign currency effects are accounted for in accordance with ASC 830 – Foreign Currency Matters. The Company reviews the functional currency of its subsidiaries on an annual basis in accordance with the “Foreign/Parent Currency” indicators outlined in Appendix A to ASC 830 to determine if the functional currency should be changed to the local currency.

Other than for its subsidiary in the United Kingdom, the functional currency for all of the Company’s subsidiaries is the respective local currency. The resulting gains and losses from translation are included as a component of other comprehensive income. Transaction gains and losses and re-measurement of assets and liabilities denominated in currencies other than an entity’s functional currency are included in other income (expense), net. For the Company’s subsidiary in the United Kingdom, which is unable to generate sufficient cash flows in its local currency to sustain operational viability, all assets and liabilities are re-measured into United States dollars, with any resulting unrealized gains or losses being recorded as a component of other income (expense), net. Foreign currency gain (loss) included in other income (expense), net for the years ended January 31, 2015, 2014 and 2013 was $344, $(83) and $17, respectively.

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

The following table provides information concerning customers that individually in the respective fiscal year accounted for greater than 10% of total revenues or 10% of accounts receivable, and their respective percentages of total revenues and accounts receivable, as of January 31, 2015, 2014 and 2013:

	Year Ended January 31,
	2015		2014		2013
	Percentage of total revenues	Percentage of accounts receivable at fiscal year end	Percentage of total revenues	Percentage of accounts receivable at fiscal year end	Percentage of total revenues	Percentage of accounts receivable at fiscal year end
Customer A	10%	16%	12%	21%	11%	24%
Customer B	*	17%	*	*	*	15%
Customer C	*	16%	*	15%	*	*
Customer D	*	12%	*	14%	*	*
Customer E	*	*	*	10%	*	11%

*	less than 10%

Concentration of Other Risks

The Company has one main data center provider, and several support providers (which handle overflow), to host or provide access to hardware for the Company’s OnDemand and ExaCLOUD application services to customers. The disruption of these services could have a material adverse effect on the Company’s business, financial position, and results of operations.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less, that are not restricted as to withdrawal, to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents consisted of money market accounts as of January 31, 2015 and 2014. The Company maintains $525 of restricted cash related to an operating lease, which has been recorded within other long-term assets.

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided to the extent that specific accounts receivable are considered to be uncollectible, based on historical experience, known collection issues, and management’s evaluation of outstanding accounts receivable at the end of the year. Uncollectible amounts, if any, are written-off against the allowance after all collection efforts have been exhausted. The Company recorded no bad debt expense during fiscal year ended January 31, 2015. During the fiscal year ended January 31, 2014 and 2013, the Company recorded $21 and $9, respectively, of net bad debt expense relating to write-offs of uncollectible receivables. Based on management’s analysis of its outstanding accounts receivable, and customers’ creditworthiness and collection history, the Company concluded that an allowance was not necessary as of January 31, 2015 and 2014.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to the future undiscounted cash flows the assets are expected to generate. If any long-lived assets are considered to be impaired, the impairment recognized equals the amount by which the carrying value of the assets exceeds its estimated fair value. The Company did not identify any indicators of impairment of its long-lived assets during the fiscal years ended January 31, 2015 and 2014.

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

Internal-Use Software

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

In determining the realizability of the net United States federal and state deferred tax assets, the Company considers numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies and the industry in which it operates. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a full valuation allowance against the Company’s United States deferred tax assets in fiscal year 2015. To the extent that the financial results of the United States operations improve in the future and the deferred tax assets become realizable, the Company will reduce the valuation allowance through earnings.

The Company follows ASC 740-10-25 with regards to accounting for uncertain tax positions, which prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. For each tax position, the enterprise must determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is then measured to determine the amount of benefit to recognize within the financial statements. No benefits may be recognized for tax positions that do not meet the more likely than not threshold.

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

Comprehensive (Loss) Income and Accumulated Other Comprehensive (Loss) Income

ASC 220, Comprehensive Income requires the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources. Accumulated other comprehensive (loss) income consists entirely of foreign currency translation adjustments at January 31, 2015 and 2014.

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

Recent Accounting Pronouncements

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

3. Property and Equipment, net

Property and equipment, net consist of the following:

	January 31, 2015	January 31, 2014
Computer software and equipment	$20,637	$18,635
Office equipment and furniture	422	444
Leasehold improvements	2,593	2,627

Total property and equipment	23,652	21,706
Less accumulated depreciation	(16,691)	(14,350)

Property and equipment, net	$6,961	$7,356

Depreciation and amortization expense was $2,567, $1,834 and $1,626 for the fiscal years ended January 31, 2015, 2014 and 2013, respectively. Included in computer software and equipment and office equipment and furniture is equipment held pursuant to capital leases with costs of $18,303 and $16,802 and accumulated amortization of $12,736 and $10,997 as of January 31, 2015 and 2014, respectively.

During the fiscal year ended January 31, 2015, the Company capitalized $96 of hardware, software, external consulting fees and payroll and payroll-related costs for the development and implementation of internal-use software applications, which is included in computer software and equipment. Accumulated amortization related to these additions is $15 at January 31, 2015. The Company implemented the software during the year to be used primarily for accounting and reporting applications.

The Company periodically reviews the estimated useful lives of property and equipment. Changes to the estimated useful lives are recorded prospectively from the date of the change. During the first quarter of fiscal year 2014, the Company reevaluated its network assets, consisting primarily of server equipment utilized in its data centers, and determined that the expected average useful life of those assets had increased from three to five years, due to advances in technology and increased durability of the server equipment. The net book value of server assets placed in service as of February 1, 2013 was approximately $2,755. This change resulted in a

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

decrease in depreciation expense on these assets of approximately $456 on an after-tax basis, for the fiscal year ended January 31, 2014.

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

	Fair Value	Useful Life (Years)
Intellectual property	$3,505	10
Access to facilities contract	38	1

Total	$3,543

The following table reflects the carrying value of intangible assets as of January 31, 2015:

	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(1,110)	$2,395
Access to facilities contract	38	(38)	—

Total	$3,543	$(1,148)	$2,395

The following table reflects the carrying value of intangible assets as of January 31, 2014:

	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(760)	$2,745
Access to facilities contract	38	(38)	—

Total	$3,543	$(798)	$2,745

Amortization expense of intangible assets was $350, $351 and $383 for the fiscal years ended January 31, 2015, 2014 and 2013, respectively.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

The following table presents the expected future amortization expense related to the Company’s acquired intangible assets for the next five fiscal years and thereafter as of January 31, 2015:

2016	$350
2017	351
2018	350
2019	351
2020	350
2021 and thereafter	643

$2,395

5. Fair Value Measurements

Financial instruments consist primarily of cash and cash equivalents, accounts receivable and capital lease obligations. As of January 31, 2015 and 2014, the carrying amounts of these instruments approximate their fair values. The estimated fair values have been determined from information obtained from market sources and management estimates.

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

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of January 31, 2015:

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$12,514	$12,514	$—	$—

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of January 31, 2014:

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$15,008	$15,008	$—	$—

6. Accrued Expenses

Accrued expenses consist of the following:

	January 31, 2015	January 31, 2014
Accrued payroll	$1,695	$1,603
Sales and withholding taxes	2,427	3,158
Accrued commissions and bonuses	3,150	2,456
Accrued income taxes payable	597	571
Deferred rent, current portion	597	602
Legal and professional	275	489
Other accrued expenses	1,844	1,406

Total accrued expenses	$10,585	$10,285

7. Deferred Rent

In connection with its corporate headquarters lease entered into in July 2008, the Company received a tenant improvement allowance of $1,958 from the landlord. This lease incentive was recorded as leasehold improvements and deferred rent and is being amortized as part of rent expense on a straight-line basis over the life of the lease. The Company’s subsidiary Euroxa S.a.r.l. entered into a new office lease in Paris, France in May 2012 with a landlord incentive totaling $148 related to four months free rent, which is also being amortized as part of rent expense on a straight line basis over the life of the lease. In addition, the Company’s facility leases typically contain other straight-line payment features. The difference between the straight-line rent expense of the lease and the cash payments is recorded as deferred rent. Deferred rent at January 31, 2015 and January 31, 2014 is as follows:

	January 31, 2015	January 31, 2014
Leasehold improvement incentive	$308	$572
Non-cash rent expense	761	861

Total deferred rent	1,069	1,433
Less current portion included in accrued expenses	(597)	(602)

Deferred rent, net of current portion	$472	$831

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

Under the Loan and Security Agreement, which was subsequently amended and extended at various times through January 30, 2012, the Company borrowed $5,000 on January 28, 2011 and an additional $3,500 on March 30, 2012, for a total borrowed amount of $8,500. The Loan and Security Agreement contained customary representations, warranties and reporting requirements, but no financial covenants. The term was for 54 months from the borrowing dates (the January 28, 2011 draw matured on August 1, 2015 and the March 30, 2012 draw matured on October 1, 2016) and the loans bore interest at 10.5% per annum. An additional 2.5% ($125 on the January 28, 2011 draw and $87 on the March 30, 2012 draw) was due at maturity and was originally recorded as a long-term liability and a debt discount. Interest only payments were payable during the first twelve months with principal and interest payments required for forty-two months thereafter. Included in interest expense in the accompanying consolidated statements of operations was interest paid to related parties under the Loan and Security Agreement of $0, $26 and $97 for the fiscal years ended January 31, 2015, 2014 and 2013, respectively.

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

In connection with the Loan and Security Agreement, and its subsequent amendments and extensions, the Company issued warrants to purchase shares of the Company’s Series G Convertible Preferred Stock (see Note 9). The Company recorded the original fair value of the warrants as debt discount with an offset to preferred stock warrant liability. The debt discount was amortized over the term of the loans using the effective interest method, with the unamortized debt discount as of the date of early payoff being written off to loss from the extinguishment of debt. For the fiscal years ended January 31, 2015, 2014 and 2013, the Company recorded $0, $131 and $478, respectively, in non-cash interest expense relating to this debt discount.

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

As a result of the 1-for-6.5 reverse stock split effected with respect to the Company’s common stock on June 8, 2012, and the conversion to common stock of all outstanding shares of preferred stock upon the closing of the Company’s initial public offering on July 3, 2012, the warrants became exercisable for 183,076 shares of common stock at an exercise price of $6.11 per share. In addition, upon the closing of the initial public offering, the Company performed a final mark-to-market adjustment of the fair value of the warrants and recorded a gain of $165 to other income (expense), net in the second quarter of fiscal year 2013. Lastly, upon closing of the initial public offering, the warrants were no longer required to be classified as a liability and the final warrant fair value of $1,324 was reclassified to additional paid-in capital.

On July 6, 2012, Gold Hill exercised warrants on a cashless basis to purchase an aggregate 161,538 shares of common stock, as a result of which the Company issued 67,268 shares of common stock.

As of January 31, 2015 and 2014, warrants to purchase 21,538 shares of common stock remain outstanding.

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

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

11. Commitments and Contingencies

Capital Leases

The Company leases certain equipment under capital leases expiring on various dates through fiscal 2018. Future minimum lease payments under capital lease commitments as of January 31, 2015 are as follows:

Year ended January 31,
2016	2,585
2017	1,453
2018	217

Total future minimum lease payments	4,255
Less: Interest	263

Present value of future minimum lease payments	3,992
Current portion of capital lease obligation	2,390

Long-term capital lease obligation	$1,602

Operating Leases

The Company has a lease for the rental of office space for its corporate headquarters, which was entered into in July 2008. The lease covers the rental of up to 65,941 square feet available to the Company at certain time periods over eight years, expiring in March 2016. In connection with the lease, the Company entered into a letter of credit agreement with a bank that allows the landlord, under certain default conditions, to draw up to $525. The Company deposited $525 into a restricted cash account as security for the letter of credit. This amount is included in other assets (non-current) in the consolidated balance sheets as of January 31, 2015 and 2014.

The Company leases office facilities for all its other locations under operating leases expiring on various dates through April 2021. The Company also leases certain office equipment under operating leases that expire on various dates through June 2016. Future minimum lease payments under operating lease commitments as of January 31, 2015 are as follows:

Year ended January 31,
2016	$3,251
2017	1,280
2018	867
2019	630
2020	552
Thereafter	598

$7,178

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under all operating leases totaled $2,699, $2,823 and $2,720 for the fiscal years ended January 31, 2015, 2014 and 2013, respectively. The Company entered into a new sub-rental lease agreement effective January 1, 2014 with a third party which expires on March 31, 2016. Sub-rental income was $382, $324 and $318 for the fiscal years ended January 31, 2015, 2014 and 2013, respectively.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

Purchase Obligations

The Company has minimum annual purchase commitments for certain sublicenses and non-cancelable hosting and support arrangements for its data centers. As of January 31, 2015, the obligations payable relating to these commitments in fiscal years 2016, 2017, 2018 and 2019 are as follows: $2,206, $2,264, $2,336 and $1,789, respectively.

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

Based on historical experience and information known as of January 31, 2015 and 2014, the Company has not recorded any liabilities for the above guarantees and indemnities.

12. Stockholders’ Equity

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

13. Stock Based Compensation

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

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

On June 10, 2014, the Company’s stockholders approved the amendment and restatement of the Company’s 2011 Stock Incentive Plan. As a result, the number of shares available to be issued under the plan increased from 769,230 to 1,769,230 shares of common stock. Following this approval, the Company granted performance-based options to purchase an aggregate of 406,500 shares of common stock during fiscal year 2015. The majority of the performance-based options are eligible to vest if certain specified targets are met in fiscal years 2015 and 2016.

The Company’s common and preferred stock incentive plans are summarized as follows (the table reflects options for preferred stock on an as converted to common stock basis):

Plan	Authorized and Reserved	Outstanding January 31, 2015		Available to Issue
1999 Series G Convertible Preferred Nonqualified Stock Option Plan (1)	384,615	2,820		—
2005 Series G Convertible Preferred Stock Incentive Plan (1)	1,846,153	854,594		—
2007 Stock Incentive Plan (1)	1,076,923	715,866		—
2011 Stock Incentive Plan	1,769,230	1,256,576	(2)	506,530

	5,076,921	2,829,856		506,530

(1)	Effective upon the consummation of its initial public offering on July 3, 2012, the Company ceased issuing awards under any plan other than its 2011 Stock Incentive Plan.
(2)	Outstanding awards include 19,521 restricted stock units granted in June 2014 to certain members of the board of directors, which will fully vest in June 2015.

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

The fair value of common stock service-based options for employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	Year Ended January 31,
	2015	2014	2013
Expected life (years)	6.25	6.25	6.25
Risk-free interest rate	2.15%	2.21%	1.09%
Expected volatility	47.3%	50.6%	51.6%
Expected dividend yield	0.0%	0.0%	0.0%

The fair value of common stock performance-based options for employees and executive team members is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

As of January 31, 2015
Expected life (years)	7.00
Risk-free interest rate	2.16%
Expected volatility	46.3%
Expected dividend yield	0.0%

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

A summary of the changes in common and preferred stock options issued under all of the existing stock option plans is as follows (the table reflects options for preferred stock on an as converted to common stock basis):

	Year Ended January 31, 2015
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding—beginning of period	2,374,886	$5.19
Granted	1,023,834	10.67
Exercised	(480,808)	1.57
Cancelled	(107,578)	11.18

Outstanding—end of period	2,810,334	$7.57	5.6	$9,532

Exercisable—end of period	1,642,933	$5.20	3.2	$9,005

Vested or Expected to Vest—end of period	2,460,566	$7.20	5.0	$9,424

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s stock on January 31, 2015 and the exercise price of the underlying options.

The following table summarizes information relating to stock options granted and exercised:

	Year Ended January 31
	2015	2014	2013
Weighted average fair value of options granted	$10.67	$6.80	$5.39
Aggregate intrinsic value of options exercised (1)	5,503	528	287

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s stock at exercise and the exercise price of the underlying options.

In June 2014, 5,224 restricted stock units, granted to certain members of the board of directors, vested with a fair market value of $48. The Company also granted 19,521 restricted stock units to certain members of the board of directors, which will fully vest in June 2015.

Stock-Based Compensation Expense

For standard service-based stock options, the Company records stock-based compensation expense over the estimated service/vesting period. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Performance-based stock options are recognized as expense over the requisite service period when it becomes probable that performance measures triggering vesting will be met. As of January 31, 2015, required metrics for certain grants eligible to vest were achieved during fiscal year 2015. As a result, the Company has concluded that it is probable that these options will vest and the Company has accordingly recognized $289 in share-based compensation expense associated with these options.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

Total stock-based compensation expense was recorded within the consolidated statement of operations for the fiscal years ended January 31, 2015, 2014 and 2013 as follows:

	Year Ended January 31
	2015	2014	2013
Cost of revenues	$209	$137	$111
Sales and marketing	413	239	190
Research and development	865	376	308
General and administrative	743	458	315

Total	$2,230	$1,210	$924

The total unrecognized compensation cost related to outstanding stock options is $5,549 at January 31, 2015. This amount is expected to be recognized over a weighted-average period of 2.51 years.

14. Income Taxes

The components of (loss) income before income taxes are as follows:

	Year Ended January 31,
	2015	2014	2013
United States	$(3,682)	$(3,068)	$(355)
Foreign	1,256	1,439	1,230

(Loss) income before income taxes	$(2,426)	$(1,629)	$875

The Company’s effective tax rate varies from the U.S. federal statutory rate follows:

	Year Ended January 31,
	2015	2014	2013
United States federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	0.5	0.6	2.6
Meals and entertainment	(1.9)	(1.6)	3.8
Stock compensation	(20.4)	(16.1)	26.4
Executive compensation	(3.4)	(5.1)	7.4
Non-deductible mark-to-market and interest adjustments	0.0	0.0	(19.6)
United States federal and state credits	33.3	30.6	(60.2)
Change in valuation allowance	(689.8)	6.4	17.7
Foreign taxes and rate differential	(0.8)	21.7	(17.8)
Tax rate changes	(0.0)	(0.3)	(1.7)
Write-off of tax attributes	(40.7)	(12.7)	21.0
Other	(0.4)	(1.0)	(0.8)

Total	(689.6)%	56.5%	12.8%

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$10,050	$9,282
Business credit carryforwards	5,744	4,894
Accrued expenses	826	689
Amortization	140	100
Stock compensation	536	318
Deferred revenue	—	15
Deferred rent	377	502
Unrealized foreign exchange losses	—	71

Gross deferred tax assets	17,673	15,871
Valuation allowance	(17,041)	(305)

Total deferred tax assets	632	15,566

Deferred tax liabilities:
Depreciation	(228)	(177)
Unrealized foreign exchange gains	(217)	—
Other	(8)	(79)

Total deferred tax liabilities	(453)	(256)

Net deferred tax assets	$179	$15,310

The components of the (provision) benefit for income taxes are as follows:

	Year Ended January 31,
	2015	2014	2013
Current:
Federal	$(989)	$(944)	$(663)
State	(6)	(28)	(9)
Foreign	(593)	(292)	(86)

Total current	(1,588)	(1,264)	(758)

Deferred:
Federal	2,365	1,908	812
State	(836)	64	236
Foreign	64	108	(247)
Change in valuation allowance	(16,736)	104	(155)

Total deferred	(15,143)	2,184	646

Total (provision) benefit for income taxes	$(16,731)	$920	$(112)

The income tax provision for fiscal year 2015 includes a $14,423 non-cash charge to record a valuation allowance against the Company’s United States net deferred tax assets and a $788 non-cash write-off of state deferred tax assets (discussed further below).

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

During fiscal year 2015, the Company determined that the net United States federal and state deferred tax assets were no longer more-likely-than-not realizable. As a result, the Company recorded a deferred tax provision of $14,423 to establish a full valuation allowance on the net United States federal and state deferred tax assets. In determining the realizability of these assets, the Company considered numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies and the industry in which it operates. Through the three months ended April 30, 2014, the Company’s results reflected a three-year cumulative loss position in the United States; prior thereto, the historical results reflected a three-year cumulative profit. Reflecting management’s plans to continue investing in the business for future growth, the Company continued in a three-year cumulative loss position through the remainder of fiscal year 2015. This historical loss position at April 30, 2014 and projected cumulative loss position resulted in significant negative evidence which caused management to modify its assessment of the Company’s deferred tax assets, concluding that it no longer was more likely than not that these deferred tax assets would be realized and thus, a valuation allowance was necessary against the full amount of our United States net deferred tax assets. Most of the Company’s revenues are generated from ground transportation customers outside the United States but a significantly disproportionate amount of the Company’s operating expenses, including investments in future products, are incurred in the United States, causing the results of operations in the United States to reflect losses during this period of investment.

Management reassesses the realization of the deferred tax assets each reporting period. To the extent that the financial results of the Company’s United States operations improve and the deferred tax asset becomes realizable, the Company will reduce the valuation allowance through earnings.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset its United States federal taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. During the first quarter of fiscal year 2015, management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. The annual limit is approximately $14,032 for fiscal year 2015, $16,758 for each of fiscal years 2016 through 2019, $8,046 for fiscal year 2020 and $6,366 for each fiscal year thereafter. The ownership change also resulted in the loss of the Company’s ability to utilize $788 of its $819 of state net operating loss carryforwards, credits and other state attributes, which resulted in a write-off of the $788 of state deferred tax assets.

As of January 31, 2015, the Company had United States federal net operating loss carryforwards of $29,404, which will begin to expire in 2017, and state net operating loss carryforwards of $1,173, which will begin to expire in 2024. The Company has an additional $471 of federal and state net operating losses not reflected above (net of tax), that are attributable to stock option exercises, which will be recorded as an increase in additional paid-in capital on the Company’s consolidated balance sheet once they are “realized” in accordance with ASC 718, Compensation—Stock Compensation. As of January 31, 2015, the Company had federal tax credit carryforwards of approximately $5,530, which will begin to expire in 2017, and state tax research and development credit carryforwards of approximately $213, which will begin to expire in 2018.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company has gross unrecognized tax benefits of $2,442 and $2,167 at January 31, 2015 and 2014, respectively, of which $1,972 and $2,097, if recognized respectively, would result in a reduction to the Company’s effective tax rate.

A tabular roll forward of the Company’s uncertainties in its income tax provision liability is presented below:

	Year Ended January 31
	2015	2014
Gross balance at February 1	$2,167	$2,259
Additions based on tax positions related to the current year	648	218
Reductions for tax positions of prior years	(373)	(310)

Gross balance at January 31	$2,442	$2,167

The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. These amounts are not reflected in the reconciliation above. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet as of January 31, 2015 and 2014 was $78 and $59, respectively.

The Company does not expect to record any material reductions in the measurement of its unrecognized tax benefits within the next twelve months. The Company and one or more of its subsidiaries file United States federal income tax returns and tax returns in various state and foreign jurisdictions. With limited exceptions, the Company is no longer subject to federal, state or local examinations for years prior to January 31, 2010. However, carryforward attributes that were generated prior to January 31, 2011 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

The Company’s intention is to indefinitely reinvest the total amount of its unremitted earnings in the local international jurisdiction, except for instances in which the Company can remit such earnings to the United States without an associated net tax cost. Events that could trigger a tax might include United States acquisitions or other investments funded by cash distributions or loans from a foreign subsidiary. Because of the complexity of United States and foreign tax rules applicable to the distribution of earnings from foreign subsidiaries to United States legal entities, the determination of the unrecognized deferred tax liability on these earnings is not practicable. The Company has not provided for United States taxes on the unremitted earnings of its international subsidiaries of $4,413.

15. Net (Loss) Income per Share

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

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

The following table sets forth the components of the computation of basic and diluted net (loss) income per common share for the periods indicated:

	Year Ended January 31,
	2015	2014	2013
Numerator:
Net (loss) income	$(19,157)	$(709)	$763

Denominator:
Weighted average common shares, basic	13,735,897	13,326,883	7,929,364
Dilutive effect of:
Options to purchase common stock	—	—	152,871
Options to purchase preferred stock	—	—	1,209,778
Warrants to purchase common stock	—	—	40,752
Convertible preferred stock	—	—	3,563,722

Weighted average common shares outstanding, fully diluted	13,735,897	13,326,883	12,896,487

Basic net (loss) income per share	$(1.39)	$(0.05)	$0.10

Diluted net (loss) income per share	$(1.39)	$(0.05)	$0.06

The following outstanding options, awards and warrants were excluded from the computation of diluted net (loss) income per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended January 31,
	2015	2014	2013
Options, restricted stock unit awards and warrants to purchase common and preferred stock	3,242,890	2,401,649	630,909

16. Geographic and Segment Information

ASC 280, Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in annual and interim reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision maker, as defined under ASC 280, is a combination of the chief executive officer and the chief financial officer. The Company views its operations and manages its business as one operating segment.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

Revenues by geographic location in total and as a percentage of total revenues are as follows:

	Year Ended January 31,
	2015		2014		2013
	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue
Geographic location:
United States	$15,054	24.5%	$12,202	22.3%	$11,182	22.9%
Germany	11,494	18.7	10,287	18.9	7,925	16.2
Japan	9,598	15.6	8,810	16.2	10,024	20.5
France	9,020	14.7	9,424	17.3	7,358	15.1
Korea	5,388	8.8	4,684	8.6	4,196	8.6
United Kingdom	5,058	8.2	4,658	8.5	3,770	7.7
Sweden	2,165	3.5	2,046	3.8	2,206	4.5
Other	3,654	6.0	2,403	4.4	2,207	4.5

	$61,431	100.0%	$54,514	100.0%	$48,868	100.0%

Net long-lived assets, consisting of property and equipment, net, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic area were as follows:

	As of January 31,
	2015	2014
United States	$6,080	$6,098
France	590	849
Germany	132	117
Japan	91	201
Other	68	91

	$6,961	$7,356

17. Employee Benefit Plans

401(k) Plan

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. For the years ended January 31, 2015, 2014 and 2013, the Company made total contributions of $590, $468 and $498, respectively.

Foreign Defined Contribution Plans

The Company, through its wholly owned subsidiaries, contributes to local defined contribution plans that provide retirement benefits for the Company’s foreign-based employees. For the years ended January 31, 2015, 2014 and 2013, the Company, through its subsidiaries, made contributions of $1,123, $976 and $826, respectively, to these plans.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

18. Quarterly Results of Operations (Unaudited)

The following table sets forth the Company’s unaudited operating results for each of the eight quarters in the two-year period ended January 31, 2015. The information is derived from the Company’s unaudited financial statements. In the opinion of management, the Company’s unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The financial information presented for the interim periods has been prepared in a manner consistent with the Company’s accounting policies described in Note 2 and should be read in conjunction therewith. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full-year period or any future period.

	Fiscal Year 2015 Quarter Ended				Fiscal Year 2014 Quarter Ended
	April 30, 2014	July 31, 2014	October 31, 2014	January 31, 2015	April 30, 2013	July 31, 2013	October 31, 2013	January 31, 2014
License revenue	$11,660	$12,316	$12,866	$12,900	$10,692	$10,719	$11,121	$12,047
Project revenue	2,110	2,527	3,092	3,960	1,796	1,985	2,987	3,167

Total revenues	13,770	14,843	15,958	16,860	12,488	12,704	14,108	15,214

Operating expenses:
Cost of revenues	4,596	4,632	4,562	5,143	3,671	3,833	4,023	4,432
Sales and marketing	2,567	2,509	2,442	3,150	2,117	2,179	2,243	3,004
Research and development	5,102	5,404	5,462	5,841	4,386	4,450	4,428	4,976
General and administrative	3,122	3,217	3,171	2,958	2,771	2,426	2,736	2,961

Total operating expenses	15,387	15,762	15,637	17,092	12,945	12,888	13,430	15,373

(Loss) income from operations	(1,617)	(919)	321	(232)	(457)	(184)	678	(159)

Other (expense) income, net:
Foreign exchange (loss) gain	(44)	175	194	19	37	(93)	31	(58)
Interest expense, net	(79)	(92)	(85)	(74)	(377)	(171)	(67)	(64)
Other income (expense), net	—	3	4	0	2	(752)	2	3

Total other (expense) income, net	(123)	86	113	(55)	(338)	(1,016)	(34)	(119)

(Loss) income before income taxes	(1,740)	(833)	434	(287)	(795)	(1,200)	644	(278)
(Provision) benefit for income taxes	(15,480)	(176)	(214)	(861)	254	402	(128)	392

Net (loss) income	$(17,220)	$(1,009)	$220	$(1,148)	$(541)	$(798)	$516	$114

Basic (loss) income per share	$(1.28)	$(0.07)	$0.02	$(0.08)	$(0.04)	$(0.06)	$0.04	$0.01
Diluted (loss) income per share	$(1.28)	$(0.07)	$0.02	$(0.08)	$(0.04)	$(0.06)	$0.04	$0.01

Schedule II

Valuation and Qualifying Accounts

For the years ended January 31, 2015, 2014 and 2013

	Balance at Beginning of Period	Amounts Charged (Credited) to Expense	Deductions From Allowance (1)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts
Year Ended January 31, 2015	$—	$—	$—	$—
Year Ended January 31, 2014	$—	$21	$(21)	$—
Year Ended January 31, 2013	$—	$9	$(9)	$—

Valuation allowance for deferred tax assets
Year Ended January 31, 2015	$305	$17,041	$(305)	$17,041
Year Ended January 31, 2014	$409	$(104)	$—	$305
Year Ended January 31, 2013	$254	$155	$—	$409

(1)	Deductions consist of amounts written off during the period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of January 31, 2015 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2015.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2015. In making this assessment, management used the updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, our management concluded that as of January 31, 2015, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth under the captions “Election of Directors,” “Executive Officers,” “Code of Ethics,” “Directors—Audit Committee Financial Expert” and “Corporate Governance” in our definitive proxy statement for the fiscal year 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year (the “2015 Proxy Statement”), and is incorporated herein by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth under the captions “Executive Officers—Executive Compensation” in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2015 Proxy Statement, and is incorporated herein by reference.

We have two equity compensation plans under which awards are currently authorized for issuance, our 2011 Stock Incentive Plan, or our 2011 Plan, and our 2011 Employee Stock Purchase Plan, or our 2011 ESPP. In connection with the consummation of our initial public offering in July 2012, our board of directors terminated any new offerings under our 1999 Series G Convertible Preferred Nonqualified Stock Option Plan, or our 1999 Plan, our 2005 Series G Convertible Preferred Stock Incentive Plan, or our 2005 Plan, and our 2007 Stock Incentive Plan, or our 2007 Plan. Each of our 2011 Plan, 2011 ESPP, 2007 Plan and 2005 Plan was approved by our stockholders prior to our initial public offering in 2012. Our 1999 Plan was not approved by our stockholders. The following table provides information regarding securities authorized for issuance as of January 31, 2015 under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, and vesting of outstanding restricted stock units	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	2,827,033	$7.53	968,068	(1)(2)
Equity compensation plans not approved by securityholders	2,820	$0.65	—
Total	2,829,853	$7.52	968,068

(1)	Includes 506,530 shares issuable under our 2011 Stock Incentive Plan, which may be issued in the form of options, restricted stock, unrestricted stock, performance share awards or other equity-based awards.
(2)	Includes 461,538 shares issuable under our 2011 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by this item will be set forth under the caption “Executive Officers—Certain Relationships and Related Transactions” and “Corporate Governance” in our 2015 Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm” in our 2015 Proxy Statement, is incorporated herein by reference.

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

(3) Index to Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013)

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012)

4.1	Specimen certificate for common stock of Exa Corporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-176019)

4.2	Form of Stock Purchase Warrant issued on January 28, 2011 (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1, File No. 333-176019)

4.3	Series A Preferred Stock and Warrant Purchase Agreement dated April 30, 1993 by and among Exa Corporation and Fidelity Ventures Ltd, Philip Cooper, Robert S. Kniffin, Kim Molvig and Stephen A. Remondi (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1, File No. 333-176019)

4.4	Series B Preferred Stock and Warrant Purchase Agreement dated November 2, 1994 by and among Exa Corporation and Fidelity Ventures Ltd., Boston Capital Ventures III, Limited Partnership, Edelson Technology Partners, Massachusetts Capital Resource Company, Associated Group, Inc., John J. Shields, III and John William Poduska (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1, File No. 333-176019)

4.5	Series C Convertible Preferred Stock Purchase Agreement dated September 30, 1996 by and among Exa Corporation and Fidelity Ventures Ltd., InfoTech Fund I LLC (formerly Fidelity Investors Limited Partnership), Boston Capital Ventures III, Limited Partnership, Edelson Technology Partners, Massachusetts Capital Resource Company, Associated Group, Inc., Itochu Corporation, Itochu Techno-Science Corporation, Itochu Technology, Inc., John J. Shields, III and John William Poduska (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-1, File No. 333-176019)

4.6	Series E Convertible Preferred Stock Purchase Agreement dated January 28, 1998 by and among Exa Corporation and Boston Capital Ventures III, Limited Partnership, Associated Group, Inc., Edelson Technology Partners, Itochu Techno-Science Corporation, John William Poduska and King’s Point Holdings, Inc. (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-1, File No. 333-176019)

Exhibit Number	Description

4.7	Series F Convertible Preferred Stock Purchase Agreement dated January 28, 1998 by and among Exa Corporation and Ford Motor Company (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-1, File No. 333-176019)

4.8	Note Purchase Agreement dated February 9, 2004 by and among Exa Corporation, Edelson Technology Partners, InfoTech Fund I LLC, FMR Corp., Boston Capital Ventures III, Limited Partnership, and Boston Capital Ventures IV, Limited Partnership (incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-1, File No. 333-176019)

4.9	Stock Purchase Agreement dated April 30, 2008 by and among Exa Corporation, InfoTech Fund I LLC, Fidelity Investors Limited Partnership, Boston Capital Ventures III, Limited Partnership, Boston Capital Ventures IV, Limited Partnership, and the additional investors parties thereto (incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-1, File No. 333-176019)

4.10	Exa Corporation 1999 Series G Convertible Preferred Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4.13 to our Registration Statement on Form S-1, File No. 333-176019)*

4.11	Exa Corporation 2005 Series G Convertible Preferred Stock Incentive Plan (incorporated by reference to Exhibit 4.15 to our Registration Statement on Form S-1, File No. 333-176019)*

4.12	Exa Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.18 to our Registration Statement on Form S-1, File No. 333-176019)*

4.13	Exa Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.21 to our Registration Statement on Form S-1, File No. 333-176019)*

4.14	Form of Incentive Stock Option Agreement for use under the Exa Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.22 to our Registration Statement on Form S-1, File No. 333-176019)*

4.15	Form of Nonqualified Stock Option Agreement for use under the Exa Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.23 to our Registration Statement on Form S-1, File No. 333-176019)*

4.16	Exa Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.24 to our Registration Statement on Form S-1, File No. 333-176019)*

10.1	IBM Customer Agreement dated July 11, 2006 between Exa Corporation and International Business Machines Corporation (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, File No. 333-176019)

10.2†	IBM Global Technology Services Statement of Work for IBM Managed Resiliency Services—managed continuity dated February 3, 2011 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-176019)

10.3†	Schedule of IBM Managed Resiliency Services—managed continuity effective February 12, 2011 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1, File No. 333-176019)

10.4†	OEM License Agreement dated October 26, 2006 between ThermoAnalytics, Inc. and Exa Corporation (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1, File No. 333-176019)

10.5†	First Amendment to OEM License Agreement dated as of June 10, 2011 by and between ThermoAnalytics, Inc. and Exa Corporation (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1, File No. 333-176019)

Exhibit Number	Description

10.6	Lease dated July 21, 2008 between Netview 5 and 6 LLC and Exa Corporation (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, File No. 333-176019)

10.7	Employment Contract dated October 17, 2001 between Exa Corporation and Jean-Paul Roux (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1, File No. 333-176019)*

10.8	Work Agreement dated January 10, 2006 between Exa Corporation and Jean-Paul Roux*

10.15††	Second Amendment to OEM License Agreement dated as of February 1, 2013, by and between ThermoAnalytics, Inc. and Exa Corporation (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013)

10.16	Letter Agreement dated November 12, 2013 between Exa Corporation and Edmond L. Furlong (incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.)

10.17	Letter Agreement dated December 29, 2014 between Exa Corporation and Stephen P. Sarno.

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen A. Remondi, President, Chief Executive Officer and Director of Exa Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Richard F. Gilbody, Chief Financial Officer of Exa Corporation

32.1	Section 1350 Certification, executed by Stephen A. Remondi, President, Chief Executive Officer and Director of Exa Corporation

32.2	Section 1350 Certification, executed by Richard F. Gilbody, Chief Financial Officer of Exa Corporation

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Indicates management contract or compensatory plan or arrangement.
†	We have omitted portions of this exhibit which have been granted confidential treatment.
††	Portions of this exhibit have been omitted subject to a pending request for confidential treatment under 24b-2 under the Securities Exchange Act of 1934, and in connection with that request, an unredacted copy of this exhibit has been filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXA CORPORATION

By:	/s/ Stephen A. Remondi
Stephen A. Remondi
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen A. Remondi Stephen A. Remondi	Chief Executive Officer, President and Director (Principal Executive Officer)	March 24, 2015

/s/ Richard F. Gilbody Richard F. Gilbody	Chief Financial Officer (Principal Financial Officer)	March 24, 2015

/s/ John J. Shields, III John J. Shields, III	Director	March 24, 2015

/s/ John William Poduska John William Poduska	Director	March 24, 2015

/s/ Wayne Mackie Wayne Mackie	Director	March 24, 2015

/s/ Robert Burke Robert Burke	Director	March 24, 2015

/s/ Robert Schechter Robert Schechter	Director	March 24, 2015