Form 10-Q
period 2015-04-30
EXA CORP
filed 2015-05-28
CIK 890264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

As of May 26, 2015, 14,490,095 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

EXA CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED April 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXA CORPORATION

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	April 30, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$39,797	$21,785
Accounts receivable	6,456	27,462
Prepaid expenses and other current assets	4,584	3,098

Total current assets	50,837	52,345
Property and equipment, net	6,421	6,961
Intangible assets, net	2,307	2,395
Deferred tax assets	262	260
Other assets	557	1,092

Total assets	$60,384	$63,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,624	$1,620
Accrued expenses	8,571	10,585
Current portion of deferred revenue	27,606	26,863
Current portion of capital lease obligations	2,127	2,390

Total current liabilities	39,928	41,458
Deferred revenue	26	38
Capital lease obligations	1,210	1,602
Deferred rent	422	472
Other long-term liabilities	498	592

Total liabilities	42,084	44,162

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,513,265 and 13,874,744 shares issued, respectively; 14,480,763 and 13,842,242 shares outstanding, respectively	14	14
Additional paid-in capital	89,438	88,181
Accumulated deficit	(70,766)	(68,878)
Treasury stock (32,502 common shares, at cost)	0	0
Accumulated other comprehensive loss	(386)	(426)

Total stockholders’ equity	18,300	18,891

Total liabilities and stockholders’ equity	$60,384	$63,053

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended April 30,
	2015	2014
Revenue:
License revenue	$12,242	$11,660
Project revenue	2,526	2,110

Total revenues	14,768	13,770

Operating expenses:
Cost of revenues	4,643	4,596
Sales and marketing	2,488	2,567
Research and development	6,170	5,102
General and administrative	3,267	3,122

Total operating expenses	16,568	15,387

Loss from operations	(1,800)	(1,617)

Other expense, income, net:
Foreign exchange loss	(52)	(44)
Interest expense	(65)	(83)
Interest income	3	4

Total other expense, net	(114)	(123)

Loss before income taxes	(1,914)	(1,740)
Benefit (provision) for income taxes	26	(15,480)

Net loss	$(1,888)	$(17,220)

Net loss per share:
Basic	$(0.13)	$(1.28)
Diluted	$(0.13)	$(1.28)
Weighted average shares outstanding used in computing net loss per share:
Basic	14,301,709	13,499,919
Diluted	14,301,709	13,499,919
Comprehensive loss:
Net loss	$(1,888)	$(17,220)
Foreign currency translation adjustments	40	41

Comprehensive loss	$(1,848)	$(17,179)

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended April 30,
	2015	2014
Cash flows provided by operating activities:
Net loss	$(1,888)	$(17,220)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	750	663
Stock-based compensation expense	614	370
Deferred rent expense	(101)	(114)
Deferred income taxes	(6)	15,222
Net change in operating assets and liabilities:
Accounts receivable	21,097	13,352
Prepaid expenses and other current assets	(1,476)	(346)
Other assets	537	(45)
Accounts payable	4	(782)
Accrued expenses	(1,959)	(3,742)
Other liabilities	(94)	12
Deferred revenue	734	(2,695)

Net cash provided by operating activities	18,212	4,675

Cash flows used in investing activities:
Purchases of property and equipment	(141)	(366)

Net cash used in investing activities	(141)	(366)

Cash flows used in financing activities:
Proceeds from stock option exercises	648	314
Payments of capital lease obligations	(650)	(855)

Net cash used in financing activities	(2)	(541)

Effect of exchange rate changes on cash	(57)	71

Net increase in cash and cash equivalents	18,012	3,839
Cash and cash equivalents, beginning of period	21,785	28,753

Cash and cash equivalents, end of period	$39,797	$32,592

Supplemental cash flow disclosures:
Cash paid for interest	$65	$83
Cash paid for income taxes	$958	$171

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015. These financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, as a result of which, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein. However, in April 2015, the FASB proposed a one-year deferral that does not require adoption until calendar year 2018 (fiscal 2019 for the Company). The two permitted transition methods under the new standard are: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard when it becomes effective.

In June 2014, the FASB issued ASU 2014-12, Stock Compensation, which is a standards update on accounting for share-based payments when the terms of the award provide that a performance target could be achieved after a requisite service period. The standard is effective for annual periods beginning after December 31, 2015, and interim periods therein, with early adoption permitted. This ASU is not expected to have an impact on the Company’s financial statements or disclosures.

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

The following summarizes the calculation of basic and diluted net loss per share:

	Three Months Ended April 30,
	2015	2014
Numerator:
Net loss	$(1,888)	$(17,220)

Denominator:
Weighted average common shares, basic and diluted	14,301,709	13,499,919

Basic net loss per share	$(0.13)	$(1.28)

Diluted net loss per share	$(0.13)	$(1.28)

The table below represents outstanding options, restricted stock unit awards and warrants that were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect. All of the Company’s outstanding stock options, unvested restricted stock units and warrants were anti-dilutive for the three months ended April 30, 2015 and 2014 due to the net loss position of the Company.

	Three Months Ended April 30,
	2015	2014
Options, restricted stock unit awards and warrants to purchase common and preferred stock	2,606,097	2,203,645

4. Property and Equipment, net

Property and equipment, net consists of the following:

	April 30, 2015	January 31, 2015
Computer software and equipment	$20,460	$20,637
Office equipment and furniture	420	422
Leasehold improvements	2,595	2,593

Total property and equipment	23,475	23,652
Less: accumulated depreciation	(17,054)	(16,691)

Property and equipment, net	$6,421	$6,961

Depreciation expense was $662 and $576 for the three months ended April 30, 2015 and 2014, respectively. Included in computer software and equipment and office equipment and furniture is equipment held pursuant to capital leases with costs of $18,054 and $16,820 and accumulated depreciation of $12,963 and $11,413 as of April 30, 2015 and 2014, respectively.

During the three months ended April 30, 2015, the Company disposed of $270 worth of fully-depreciated computer equipment. No gain or loss on the disposal of these assets was recognized.

5. Accrued Expenses

Accrued expenses consist of the following:

	April 30, 2015	January 31, 2015
Accrued payroll	$2,358	$1,695
Sales and withholding taxes	2,342	2,427
Accrued commissions and bonuses	1,204	3,150
Accrued income taxes payable	440	597
Deferred rent, current portion	546	597
Legal and professional	528	275
Other accrued expenses	1,153	1,844

Total accrued expenses	$8,571	$10,585

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

	April 30, 2015	January 31, 2015
Leasehold improvement incentive	$242	$308
Non-cash rent expense	726	761

Total deferred rent	968	1,069
Less: current portion included in accrued expenses	(546)	(597)

Deferred rent, net of current portion	$422	$472

7. Fair Value Measurements

Financial instruments consist primarily of cash and cash equivalents, accounts receivable and capital lease obligations. As of April 30, 2015 and January 31, 2015, the carrying amounts of these instruments approximate their fair values. The estimated fair values have been determined from information obtained from market sources and management estimates.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of April 30, 2015:

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$12,515	$12,515	$—	$—

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

The following table reflects the carrying value of intangible assets as of April 30, 2015:

	April 30, 2015
	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(1,198)	$2,307
Access to facilities contract	38	(38)	—

Total	$3,543	$(1,236)	$2,307

The following table reflects the carrying value of intangible assets as of January 31, 2015:

	January 31, 2015
	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(1,110)	$2,395
Access to facilities contract	38	(38)	—

Total	$3,543	$(1,148)	$2,395

Amortization expense of intangible assets was $88 and $87 for the three months ended April 30, 2015 and 2014, respectively.

9. Commitments and Contingencies

Legal Contingencies

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. There is no litigation pending that could, individually or in the aggregate, be reasonably expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

Based on historical experience and information known as of April 30, 2015 and January 31, 2015, the Company has not recorded any liabilities for the above guarantees and indemnities.

10. Stock-Based Compensation

The fair value of common stock service-based options for employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	Three Months Ended April 30,
	2015	2014
Estimated dividend yield	0%	0%
Expected stock price volatility	39.0%	49.8%
Weighted-average risk-free interest rate	1.8%	2.2%
Expected life of options (in years)	6.25	6.25

The weighted average grant date fair value per share for service-based stock options granted in the three months ended April 30, 2015 was $4.27.

For standard service-based stock options, the Company records stock-based compensation expense over the estimated service/vesting period. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.

Performance-based stock options are recognized as expense over the requisite service period when it becomes probable that performance measures triggering vesting will be met. Certain grants vested during the first quarter of fiscal year 2016 based on achieved performance metrics. As a result, the Company recognized $108 in share-based compensation expense associated with these performance-based options during the three months ended April 30, 2015. Furthermore, as of April 30, 2015, the Company has concluded that it is not probable that the remaining unvested options will achieve the required metrics for vesting. As a result, the Company has not recognized any additional share-based compensation expense associated with the unvested portion of these performance-based options.

Total stock-based compensation expense related to stock options and restricted stock units issued by the Company is as follows:

	Three Months Ended April 30,
	2015	2014
Cost of revenues	$69	$38
Sales and marketing	115	75
Research and development	241	156
General and administrative	189	101

Total	$614	$370

The total unrecognized compensation cost related to outstanding service-based stock options is $3,464 at April 30, 2015. This amount is expected to be recognized over a weighted-average period of 2.61 years.

11. Income Taxes

For the three months ended April 30, 2015, the Company’s income tax benefit was $26. For the three months ended April 30, 2014, the Company’s income tax provision was $15,480. The benefit for the three months ended April 30, 2015 primarily consists of the tax effect of foreign losses, offset by withholding taxes. The provision for the three months ended April 30, 2014 includes a $14,506 non-cash charge to record a valuation allowance against the Company’s United States net deferred tax assets and a $700 non-cash write-off of state deferred tax assets.

In determining the realizability of the net United States federal and state deferred tax assets, the Company considers numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies and the industry in which it operates. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a full valuation allowance against the Company’s United States deferred tax assets in the first quarter of fiscal year 2015. To the extent that the financial results of the United States operations improve in the future and the deferred tax assets become realizable, the Company will reduce the valuation allowance through earnings.

The Company does not expect that its unrecognized tax benefit will change significantly within the next twelve months. The Company and one or more of its subsidiaries file United States federal income tax returns and tax returns in various state and foreign jurisdictions. With limited exceptions, the Company is no longer subject to federal, state, local or foreign examinations for years prior to January 31, 2011. However, carryforward attributes that were generated in tax years ending prior to January 31, 2012 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset its taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. During the first quarter of fiscal year 2015, management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. The Company’s management has determined that, as of April 30, 2015, it had not experienced another ownership change for purposes of Section 382. However, future transactions in the Company’s common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset the Company’s taxable income, if any. Any such limitation, whether as the result of sales of common stock by the Company’s existing stockholders or sales of common stock by the Company, could have a material adverse effect on the Company’s results of operations in future years.

12. Geographic Information

Revenue is attributed to individual countries based upon location of the external customer. Revenue by geographic area is as follows:

	Three Months Ended April 30,
	2015	2014
United States	$3,843	$2,873
Japan	2,341	2,371
Germany	2,190	2,691
United Kingdom	1,861	1,123
France	1,779	1,984
Korea	1,293	1,236
Sweden	475	694
Other	986	798

Total	$14,768	$13,770

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid.

Net long-lived assets by principal geographic areas were as follows:

	April 30, 2015	January 31, 2015
United States	$5,625	$6,080
France	518	590
Germany	129	132
Japan	80	91
Other	69	68

Total property and equipment, net	$6,421	$6,961

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Result of Operations appearing in our Annual Report on Form 10-K, filed with the SEC on March 24, 2015. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

We currently focus primarily on the ground transportation market, including manufacturers in the passenger vehicle, highway truck, off-highway vehicle and train markets, as well as their suppliers. Over 125 manufacturers currently utilize our products and services, including 14 of the global top 15 passenger vehicle manufacturer groups. We are also beginning to explore other markets in which we believe the capabilities of our solutions have broad application, such as the aerospace, oil and gas production, chemical processing, architecture, engineering and construction, power generation, biomedical and electronics industries.

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

We derive our revenue primarily from the sale of our simulation software, using an annual capacity-based licensing model. Our customers usually purchase PowerFLOW simulation capacity under one-year licenses, with a minority utilizing multi-year arrangements. Simulation capacity may be purchased as software-only, to be run on the customer’s own computer hardware, or provided in the form of software-as-a-service, via our hosted PowerFLOW OnDemand or ExaCLOUD offerings. To introduce new customers to our simulation solutions, we typically perform fixed-price projects that include simulation services accessed via our OnDemand and ExaCLOUD facilities, along with engineering and consulting services. Customers typically license our products for one application, such as aerodynamics, and over time expand to other applications such as thermal management or aeroacoustics. In our customer engagement model, our applications management teams engage with our customers in long-term relationships focused on identifying problems that we can help them solve, demonstrating the value of our solutions and ensuring that the customer achieves maximum benefit from them. In this process we interact continuously with our customers to improve our software and services and add new solutions, and at the same time deepen our knowledge of their industry.

During the quarter ended April 30, 2015, our business operations remained consistent with the overview above. Revenue growth was driven by continued deployment of our simulation solutions in the installed base as well as by the addition of new customers. Investments made in field resources over the past two fiscal years are yielding growth in both project and license revenue. The strengthening U.S. Dollar, particularly against the Euro and Yen, had a material negative impact on revenue performance as compared to the same period last year. The geographic mix of revenue outside of the Americas is consistent with historical trends but does reflect the impact of the weaker Euro and Yen. During the quarter, 75% of our revenue came from outside of the Americas as compared to 78% for the same period last year. Regardless, the currency impact on revenue when compared to the same period last year was material. Revenue for the quarter was $14.8 million, with growth of 7.2% over the same period a year ago and 18.5% when measured on a constant currency basis.

As a percent of revenue, our total operating expenses were 0.5% higher than the same period last year. This reflects our continued investment in resources to drive top line growth, including sales, marketing and research and development. While the majority of our expense base is in the United States, we have field resources based in our international offices which provide some natural foreign exchange hedge. As a result, the strengthening dollar had a positive impact on total operating expenses when compared to the same period last year. Total operating expenses were $16.6 million, with growth of 7.7% over the same period a year ago and 14.2% when measured on a constant currency basis.

As a percent of revenue, our loss from operations was 0.5% higher than the same period last year, primarily as a result of the continued investments and foreign currency impacts described above. Adjusted EBITDA, as described in the Non-GAAP Measures section below, was slightly improved at negative $0.4 million when compared to negative $0.6 million in the same period last year.

We ended the quarter with cash and cash equivalents of $39.8 million compared to $21.8 million as of January 31, 2015. This reflects strong accounts receivable collections activity and normal seasonal cash flows. Capital expenditures were consistent with historical trends.

Results of Operations for the Three Months Ended April 30, 2015 and 2014

The following tables set forth, for the periods presented, data from our consolidated statements of operation, as well as that data as a percentage of revenues.

	Three Months Ended April 30,
(in thousands)	2015	2014

Revenue:
License revenue	$12,242	$11,660
Project revenue	2,526	2,110

Total revenues	14,768	13,770

Operating expenses: (1)
Cost of revenue	4,643	4,596
Sales and marketing	2,488	2,567
Research and development	6,170	5,102
General and administrative (2)	3,267	3,122

Total operating expenses	16,568	15,387

Loss from operations	(1,800)	(1,617)

Other (expense) income, net:
Foreign exchange loss	(52)	(44)
Interest expense	(65)	(83)
Interest income	3	4

Total other expense, net	(114)	(123)

Loss before income taxes	(1,914)	(1,740)
Benefit (provision) for income taxes	26	(15,480)

Net loss	$(1,888)	$(17,220)

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended April 30,
(in thousands)	2015	2014
Cost of revenues	$69	$38
Sales and marketing	115	75
Research and development	241	156
General and administrative	189	101

Total stock-based compensation expense	$614	$370

(2)	Includes amortization expense related to intangible assets as follows:

(in thousands)
General and administrative	$88	$87

	Three Months Ended April 30,
(as a percent of total revenue)	2015	2014
Revenue:
License revenue	82.9%	84.7%
Project revenue	17.1%	15.3%

Total revenues	100.0%	100.0%

Operating expenses:
Cost of revenue	31.4%	33.4%
Sales and marketing	16.8%	18.6%
Research and development	41.8%	37.1%
General and administrative	22.1%	22.7%

Total operating expenses	112.2%	111.7%

Loss from operations	(12.2)%	(11.7)%

Other (expense) income, net:
Foreign exchange loss	(0.4)%	(0.3)%
Interest expense	(0.4)%	(0.6)%
Interest income	0.0%	0.0%

Total other expense, net	(0.8)%	(0.9)%

Loss before income taxes	(13.0)%	(12.6)%
Benefit (provision) for income taxes	0.2%	(112.4)%

Net loss	(12.8)%	(125.1)%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of Three Months Ended April 30, 2015 and 2014

Revenue

	Three Months Ended April 30,
(in thousands, except percentages)	2015	2014	Increase	% Change
License revenue	$12,242	$11,660	$582	5.0%
Project revenue	2,526	2,110	416	19.7%

Total revenues	$14,768	$13,770	$998	7.2%

License revenue increased 5.0% from $11.7 million for the three months ended April 30, 2014 to $12.2 million for the three months ended April 30, 2015. The $0.6 million increase was driven by new license customers and by increased utilization of simulation capacity by existing customers. Project revenue increased $0.4 million during the three months ended April 30, 2015 compared to the three months ended April 30, 2014 due to expanded sales and engineering efforts with new and existing customers.

Foreign exchange fluctuations, particularly the weakening of the Euro and the Japanese yen, negatively impacted total revenue in the three months ended April 30, 2015 by $1.5 million as compared to the three months ended April 30, 2014. On a constant currency basis, our total revenues in the three months ended April 30, 2015 increased 18.5% compared with the three months ended April 30, 2014.

Cost of revenues

	Three Months Ended April 30,
(in thousands, except percentages)	2015	2014	Increase	% Change
Cost of revenues	$4,643	$4,596	$47	1.0%

Cost of revenues for the three months ended April 30, 2015 was $4.6 million, an increase of less than $0.1 million, or 1.0%, compared with $4.6 million during the three months ended April 30, 2014. As a percentage of revenues, cost of revenues decreased to 31.4% for the three months ended April 30, 2015 compared to 33.4% for the three months ended April 30, 2014. Approximately $0.2 million of increased royalty costs associated with higher customer license levels and expanded use of certain embedded sublicensed product were almost entirely offset by reductions in recruiting fees due to less hiring this period and reduced commission expense due to timing of customer order placements.

Sales and marketing

	Three Months Ended April 30,
(in thousands, except percentages)	2015	2014	Increase	% Change
Sales and marketing	$2,488	$2,567	$(79)	(3.1)%

Sales and marketing expenses for the three months ended April 30, 2015 were $2.5 million, a decrease of $0.1 million, or 3.1%, compared to $2.6 million for the three months ended April 30, 2014. As a percentage of revenues, sales and marketing expenses decreased to 16.8% for the three months ended April 30, 2015 compared to 18.6% for the three months ended April 30, 2014. Approximately $0.2 million of reduced commission expense and $0.1 million of reduced travel and recruiting costs were partially offset by approximately $0.2 million of increased consulting and professional fees associated with expanded sales and marketing programs and initiatives.

Research and development

	Three Months Ended April 30,
(in thousands, except percentages)	2015	2014	Increase	% Change
Research and development	$6,170	$5,102	$1,068	20.9%

Research and development expenses for the three months ended April 30, 2015 were $6.2 million, an increase of $1.1 million, or 20.9%, compared to $5.1 million for the three months ended April 30, 2014. As a percentage of revenues, research and development expense increased to 41.8% for the three months ended April 30, 2015 compared to 37.1% for the three months ended April 30, 2014. Increased payroll and employee related costs accounted for essentially all of the $1.1 million increase, primarily as a result of the net addition of 17 new scientists and software engineers since the prior year period and merit-based compensation increases for existing personnel.

General and administrative

	Three Months Ended April 30,
(in thousands, except percentages)	2015	2014	Increase	% Change
General and administrative	$3,267	$3,122	$145	4.6%

General and administrative expenses for the three months ended April 30, 2015 were $3.3 million, an increase of $0.1 million, or 4.6%, compared to $3.1 million for the three months ended April 30, 2014. As a percentage of revenues, general and administrative expenses decreased slightly to 22.1% for the three months ended April 30, 2015, compared to 22.7% for the three months ended April 30, 2014. The increase is primarily attributable to compensation costs associated with employee equity awards that were granted since April 30, 2014 and increased depreciation expense associated with replacement computer equipment and workstations.

Other expense, net

	Three Months Ended April 30,
(in thousands, except percentages)	2015	2014	Increase	% Change
Other expense, net	$(114)	$(123)	$9	(7.3)%

Other expense, net for the three months ended April 30, 2015 remained relatively flat at $0.1 million and primarily consists of foreign exchange losses and interest expense associated with our capital lease obligations.

Benefit (provision) for income taxes

	Three Months Ended April 30,
(in thousands, except percentages)	2015	2014	Change	% Change
Benefit (provision) for income taxes	$26	$(15,480)	$(15,506)	(100.2)%

For the three months ended April 30, 2015, our income tax benefit was less than $0.1 million. For the three months ended April 30, 2014, our income tax provision was $15.5 million. The benefit for the three months ended April 30, 2015 primarily consists of the tax effect of foreign losses, offset by withholding taxes. The provision for the three months ended April 30, 2014 includes a $14.5 million non-cash charge to record a valuation allowance against the Company’s United States net deferred tax assets and a $0.7 million non-cash write-off of state deferred tax assets.

In determining the realizability of the net United States federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies and the industry in which it operates. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a full valuation allowance against our United States deferred tax assets in the first quarter of fiscal year 2015. To the extent that the financial results of the United States operations improve in the future and the deferred tax assets become realizable, we will reduce the valuation allowance through earnings.

We do not expect that our unrecognized tax benefit will change significantly within the next twelve months. We and one or more of our subsidiaries file United States federal income tax returns and tax returns in various state and foreign jurisdictions. With limited exceptions, we are no longer subject to federal, state, local or foreign examinations for years prior to January 31, 2011. However, carryforward attributes that were generated in tax years ending prior to January 31, 2012 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset its taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of us of more than 50% within a three-year period. During the first quarter of fiscal year 2015, our management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. Our management has determined that, as of April 30, 2015, we have not experienced another ownership change for purposes of Section 382. However, future transactions in our common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or sales of common stock by us, could have a material adverse effect on our results of operations in future years.

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

Revenue on a constant currency basis. Our international operations generate and incur expenses that are denominated in foreign currencies, and changes in currency exchange rates can materially affect our consolidated results of operations. Our principal exposures are to fluctuations in exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won. To provide investors with information concerning underlying trends in our business, we disclose revenue on a constant currency basis, which we define as GAAP revenue, adjusted to reverse the impact of changes in the exchange rates of the principal currencies in which our international operations generated revenue and incurred expenses. We calculate revenue on a constant currency basis by converting revenue that was generated in the currencies specified above during the three months ended April 30, 2015 to United States Dollars at assumed exchange rates equal to the exchange rates in effect for such currencies during the corresponding period of the previous fiscal year, rather than the exchange rates actually in effect during the current fiscal year.

Adjusted EBITDA. We define Adjusted EBITDA as EBITDA, excluding non-cash, stock-based compensation expense. We define EBITDA as net loss, excluding depreciation and amortization, interest expense, net, foreign exchange loss and benefit (provision) for income taxes. The GAAP measure most comparable to Adjusted EBITDA is net loss.

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

Our management uses these non-GAAP financial measures to evaluate our operating performance and for internal planning and forecasting purposes. We believe that these measures help identify underlying trends in our business, are useful for comparing current results with prior period results, and are helpful to investors and financial analysts in assessing our operating performance. For example, our management considers Adjusted

EBITDA to be an important indicator of our operational strength and the performance of our business and a good measure of our historical operating trends. However, each of these non-GAAP financial measures may have limitations as an analytical tool. In considering our Adjusted EBITDA, non-GAAP loss, non-GAAP net loss and non-GAAP net loss per diluted share, investors should take into account the following reconciliations of these non-GAAP financial measures to the comparable GAAP financial measures:

Adjusted EBITDA:

	Three Months Ended April 30,
(in thousands)	2015	2014
Net loss	$(1,888)	$(17,220)
Add back:
Depreciation and amortization	750	663
Interest expense, net	62	79
Foreign exchange loss	52	44
(Benefit) provision for income taxes	(26)	15,480

EBITDA	(1,050)	(954)
Stock-based compensation expense	614	370

Adjusted EBITDA	$(436)	$(584)

Non-GAAP operating loss:

	Three Months Ended
	April 30,
(in thousands)	2015	2014
Operating loss	$(1,800)	$(1,617)
Add back:
Stock-based compensation expense	614	370
Amortization of acquired intangible assets	88	87

Non-GAAP operating loss	$(1,098)	$(1,160)

Non-GAAP net loss:

	Three Months Ended
	April 30,
(in thousands)	2015	2014
Net loss	$(1,888)	$(17,220)
Add back:
Stock-based compensation expense	614	370
Amortization of acquired intangible assets	88	87
Income tax effect (1)	(246)	(160)

Non-GAAP net loss	$(1,432)	$(16,923)

Non-GAAP net loss, per diluted share:

	Three Months Ended
	April 30,
	2015	2014
Net loss per diluted share (2)	$(0.13)	$(1.28)
Add back:
Stock-based compensation expense	0.04	0.03
Amortization of acquired intangible assets	0.01	0.01
Income tax effect (1)	(0.02)	(0.01)

Non-GAAP net loss, per diluted share (2)(3):	$(0.10)	$(1.25)

(1)	The tax effect of non-cash stock-based compensation expense and non-cash amortization of acquired intangibles is estimated using a blended rate equivalent to our annual estimated United States federal tax rate and our state tax rate, exclusive of any net federal benefit or charge. This rate is based on our estimated annual GAAP income tax rate forecast. Our estimated tax rate on non-GAAP income is determined annually and may be adjusted during the year to take into account events or trends that we believe materially impact the estimated annual rate including, but not limited to, significant changes resulting from tax legislation, revenues and expenses and other significant events. Due to the differences in the tax treatment of items excluded from non-GAAP earnings, as well as the methodology applied to our estimated annual tax rates as described above, our estimated tax rate on non-GAAP income may differ from our GAAP tax rate and from our actual tax liabilities.
(2)	Share amounts utilized on a fully diluted basis were approximately 14.3 million and 13.5 million for the three months ended April 30, 2015 and 2014, respectively.
(3)	Due to rounding, totals may not equal the sum of line items in the table above.

Liquidity

Overview

Our primary sources of liquidity during the three months ended April 30, 2015 were cash and cash equivalents on hand, cash flows provided by operating activities and cash proceeds from stock option exercises. Our primary uses of cash during the three months ended April 30, 2015 were capital expenditures and capital lease obligations. As of April 30, 2015, we had $39.8 million in cash and cash equivalents.

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

Net cash provided by operating activities for the three months ended April 30, 2015 and 2014 was $18.2 million and $4.7 million, respectively. The increase during the current year period is primarily the result of fluctuations in accounts receivable and deferred revenue, which typically vary depending on the timing of our receipt and invoicing of customer orders and the timing of cash payments to us from customers. During the current period, there were several large customer receivables from annual license renewals placed in the fourth quarter of fiscal 2015 that were collected during the first quarter of fiscal 2016, for which the corresponding amounts from the prior year had been collected after the end of the first quarter of fiscal 2015. In addition, certain foreign value-added-taxes collected in conjunction with some of our foreign subsidiaries’ receivables had not yet been remitted to the applicable tax authorities as of April 30, 2015, resulting in a positive impact on cash flow from operating activities during the current year period.

Net Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended April 30, 2015 and 2014 was $0.1 million and $0.4 million, respectively. The decrease in the current period is primarily attributable to a reduction in purchases of servers, workstations and other computer software and equipment, which had been upgraded during the prior year.

Net Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended April 30, 2015 was less than $0.1 million, which consists primarily of payments on our capital lease obligations of $0.7 million, partially offset by proceeds from stock option exercises of $0.6 million. Net cash used in financing activities for the three months ended April 30, 2014 was $0.5 million, which consisted primarily of payments on our capital lease obligations of $0.9 million, partially offset by proceeds from stock option exercises of $0.3 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of either April 30, 2015 or January 31, 2015.

Capital Resources

Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new solutions and applications, the sales and marketing resources needed to further penetrate our market and gain acceptance of new solutions and applications we develop, the expansion of our operations in the United States and internationally and the response of competitors to our solutions and applications. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. Our practice has been to reinvest the undistributed earnings of our foreign subsidiaries in their local jurisdictions, and we currently do not intend to repatriate such earnings. As of April 30, 2015 and January 31, 2015, $17.6 million and $5.8 million, respectively, of our cash is held in bank accounts outside the United States and may not be completely available to fund our domestic operations and obligations without paying taxes upon repatriation.

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

The Euro was approximately 19.3% weaker against the United States dollar, on average, for the three months ended April 30, 2015, when compared with the three months ended April 30, 2014. The resulting net overall impact to revenue was a decrease of approximately $1.2 million during the three months ended April 30, 2015. The resulting net overall impact to operating expenses was a decrease of approximately $0.8 million during the three months ended April 30, 2015, respectively.

The exchange rate impact of other currencies for the three months ended April 30, 2015, primarily driven by a weaker Japanese yen, was a decrease to revenue of approximately $0.4 million and a decrease to operating expense of approximately $0.2 million.

For the three months ended April 30, 2015, a 10% change in the exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won would have resulted in a $0.8 million change in revenue.

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2015 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any pending material legal proceedings. However, because of the nature of our business, we may be subject at any particular time to lawsuits or other claims arising in the ordinary course of our business, and we expect that this will continue to be the case in the future.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the SEC on March 24, 2015 and other documents we file with the SEC. The risks and uncertainties described are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions including a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, natural disasters or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations and liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(b) Use of Proceeds

On July 3, 2012, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-176019), which was declared effective by the Securities and Exchange Commission on June 27, 2012. The underwriters for the offering were Stifel Nicolaus & Company, Incorporated, Robert W. Baird & Co. Incorporated, Canaccord Genuity Inc. and Needham & Company, LLC. We did not use any of the net proceeds from this offering during the three months ended April 30, 2015.

ITEM 5.	OTHER INFORMATION

We are providing the following information under this Item 5 in lieu of reporting the information under Item 5.02, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers,” of a Current Report on Form 8-K with a due date on or after the date hereof:

Fiscal Year 2016 Annual Incentive Plan

On May 27, 2015, the Compensation Committee of our Board of Directors established performance criteria and goals for, and target and maximum amounts payable under, our Fiscal Year 2016 Annual Incentive Plan (the “Plan”), for Stephen Remondi, our President and Chief Executive Officer and Richard Gilbody, our Chief Financial Officer and Senior Vice President. We refer to Messrs. Remondi and Gilbody, collectively, as the participants.

The amounts payable under the Plan to each of the participants is based on the achievement of corporate and personal performance goals as follows:

•	40% is tied to our consolidated fiscal year 2016 revenue;

•	40% is tied to our fiscal year 2016 adjusted EBITDA; and

•	20% is tied to the Compensation Committee’s evaluation of the participant’s individual performance during fiscal year 2016.

The target bonus amount, expressed below as a percentage of each of the participant’s base salary, represents the amount to be paid assuming 100% attainment of the Company financial performance targets and the Compensation Committee’s determination that the participant’s individual performance in fiscal year 2016 met the committee’s expectations. The range of the actual bonus amount awarded will be between zero and up to 140% of base salary, in the case of Mr. Remondi, and between zero and up to 70% of base salary, in the case of Mr. Gilbody, to the extent that actual performance varies from the targeted levels set forth in the Plan. In determining the extent to which the corporate performance goals have been achieved, the Compensation Committee may make adjustments to our consolidated fiscal year 2016 revenue and fiscal year 2016 adjusted EBITDA to include or exclude special or unusual items such as restructuring-related expense, acquisition-related expense, gain or loss on disposition of businesses, non-recurring royalty payments, impairments of acquisition-related intangible assets, deferred tax adjustments, asset write-offs, write-downs and impairment charges, significant unforeseen legal costs or settlements and such other similar non-cash or non-recurring items as the Compensation Committee may determine in its sole discretion. In making any such adjustments the Committee will be guided by the principle that our compensation practices should not have the effect of deterring participants from taking actions that are beneficial for our company and stockholders because they might decrease the participants’ bonus payments, nor should they encourage participants to take actions that are detrimental to our company and stockholders because they might increase participants’ bonus payments. In order to be entitled to receive any payment under the Plan, the participant must continue to be employed by us at the time such amounts are determined and paid.

The fiscal year 2016 target bonuses for the participants are as follows:

Participant	Target Bonus, as a percentage of base salary
Mr. Remondi	100%
Mr. Gilbody	50%

For purposes of the Plan, fiscal year 2016 revenue and fiscal year 2016 adjusted EBITDA will be calculated using the assumed rates of exchange for fiscal year 2016, which we utilized in preparing our fiscal year 2016 budget.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012).

3.3	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013)

10.1*	Employment Agreement dated April 22, 2015 between Exa Corporation and Stephen Remondi.†

10.2*	Employment Agreement dated April 22, 2015 between Exa Corporation and Richard Gilbody.†

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen A. Remondi, President and Chief Executive Officer of Exa Corporation.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Richard F. Gilbody, Chief Financial Officer of Exa Corporation.

32.1**	Section 1350 Certification, executed by Stephen A. Remondi, President and Chief Executive Officer of Exa Corporation.

32.2**	Section 1350 Certification, executed by Richard F. Gilbody, Chief Financial Officer of Exa Corporation.

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement

EXA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXA CORPORATION (Registrant)

By:	/s/ Richard F. Gilbody
Richard F. Gilbody
Chief Financial Officer

Date: May 28, 2015