Form 10-Q
period 2015-07-31
EXA CORP
filed 2015-09-01
CIK 890264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

As of August 28, 2015, 14,604,254 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

EXA CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED July 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXA CORPORATION

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	July 31, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$30,406	$21,785
Accounts receivable	6,303	27,462
Prepaid expenses and other current assets	3,375	3,098

Total current assets	40,084	52,345
Property and equipment, net	6,208	6,961
Intangible assets, net	2,220	2,395
Deferred tax assets	261	260
Other assets	1,024	1,092

Total assets	$49,797	$63,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,731	$1,620
Accrued expenses	6,345	10,585
Current portion of deferred revenue	19,575	26,863
Current portion of capital lease obligations	1,824	2,390

Total current liabilities	29,475	41,458
Deferred revenue	25	38
Capital lease obligations	862	1,602
Deferred rent	871	472
Other long-term liabilities	498	592

Total liabilities	31,731	44,162

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,636,756 and 13,874,744 shares issued, respectively; 14,604,254 and 13,842,242 shares outstanding, respectively	15	14
Additional paid-in capital	90,410	88,181
Accumulated deficit	(71,961)	(68,878)
Treasury stock (32,502 common shares, at cost)	0	0
Accumulated other comprehensive loss	(398)	(426)

Total stockholders’ equity	18,066	18,891

Total liabilities and stockholders’ equity	$49,797	$63,053

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Revenue:
License revenue	$12,977	$12,316	$25,219	$23,976
Project revenue	2,478	2,527	5,004	4,637

Total revenues	15,455	14,843	30,223	28,613

Operating expenses:
Cost of revenues	4,755	4,632	9,398	9,228
Sales and marketing	2,440	2,509	4,928	5,076
Research and development	5,952	5,404	12,122	10,506
General and administrative	3,126	3,217	6,393	6,339

Total operating expenses	16,273	15,762	32,841	31,149

Loss from operations	(818)	(919)	(2,618)	(2,536)

Other (expense) income, net:
Foreign exchange (loss) gain	(171)	175	(223)	131
Interest expense	(54)	(94)	(119)	(177)
Interest income	2	2	5	6
Other income, net	—	3	—	3

Total other (expense) income, net	(223)	86	(337)	(37)

Loss before income taxes	(1,041)	(833)	(2,955)	(2,573)
Provision for income taxes	(154)	(176)	(128)	(15,656)

Net loss	$(1,195)	$(1,009)	$(3,083)	$(18,229)

Net loss per share:
Basic	$(0.08)	$(0.07)	$(0.21)	$(1.34)
Diluted	$(0.08)	$(0.07)	$(0.21)	$(1.34)
Weighted average shares outstanding used in computing net loss per share:
Basic	14,535,539	13,775,250	14,420,562	13,639,866
Diluted	14,535,539	13,775,250	14,420,562	13,639,866
Comprehensive loss:
Net loss	$(1,195)	$(1,009)	$(3,083)	$(18,229)
Foreign currency translation adjustments	(12)	(75)	28	(34)

Comprehensive loss	$(1,207)	$(1,084)	$(3,055)	$(18,263)

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended July 31,
	2015	2014
Cash flows provided by operating activities:
Net loss	$(3,083)	$(18,229)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,528	1,394
Stock-based compensation expense	1,105	870
Deferred rent expense	(179)	(187)
Deferred income taxes	—	15,215
Net change in operating assets and liabilities:
Accounts receivable	21,302	19,403
Prepaid expenses and other current assets	(276)	(374)
Other assets	68	(35)
Accounts payable	112	181
Accrued expenses	(3,635)	(4,058)
Other liabilities	(93)	2
Deferred revenue	(7,251)	(9,387)

Net cash provided by operating activities	9,598	4,795

Cash flows used in investing activities:
Purchases of property and equipment	(626)	(577)

Net cash used in investing activities	(626)	(577)

Cash flows used in financing activities:
Proceeds from stock option and warrant exercises	1,130	416
Payments of capital lease obligations	(1,301)	(1,358)

Net cash used in financing activities	(171)	(942)

Effect of exchange rate changes on cash	(180)	(61)

Net increase in cash and cash equivalents	8,621	3,215
Cash and cash equivalents, beginning of period	21,785	28,753

Cash and cash equivalents, end of period	$30,406	$31,968

Supplemental cash flow disclosures:
Cash paid for interest	$119	$177
Cash paid for income taxes	$1,043	$1,149
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment through capital leases	$—	$1,700

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, as a result of which, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein. However, in July 2015, the FASB approved a one-year deferral that does not require adoption until calendar year 2018 (fiscal 2019 for the Company). The two permitted transition methods under the new standard are: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard when it becomes effective.

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The guidance clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. The standard will be effective for annual reporting periods beginning after December 15, 2016, and for interim periods therein. Early adoption is permitted. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

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

The following summarizes the calculation of basic and diluted net loss per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Numerator:
Net loss	$(1,195)	$(1,009)	$(3,083)	$(18,229)

Denominator:
Weighted average common shares, basic and diluted	14,535,539	13,775,250	14,420,562	13,639,866

Basic and diluted net loss per share	$(0.08)	$(0.07)	$(0.21)	$(1.34)

All of the Company’s outstanding stock options and unvested restricted stock unit awards were excluded from the computation of diluted net loss per share for the three and six months ended July 31, 2015 and 2014 because including them would have had an anti-dilutive effect due to the net loss position of the Company. At July 31, 2015 and 2014, the Company had outstanding options, unvested restricted stock unit awards and warrants of 2,471,058 and 2,754,044, respectively.

4. Property and Equipment, net

Property and equipment, net consists of the following:

	July 31, 2015	January 31, 2015
Computer software and equipment	$20,910	$20,637
Office equipment and furniture	426	422
Leasehold improvements	2,588	2,593

Total property and equipment	23,924	23,652
Less: accumulated depreciation	(17,716)	(16,691)

Property and equipment, net	$6,208	$6,961

For the three and six months ended July 31, 2015, depreciation expense was $690 and $1,353, respectively. For the three and six months ended July 31, 2014, depreciation expense was $643 and $1,219, respectively. Included in computer software and equipment and office equipment and furniture is equipment held pursuant to capital leases with costs of $18,047 and $18,409 and accumulated depreciation of $13,415 and $11,858 as of July 31, 2015 and 2014, respectively.

During the three and six months ended July 31, 2015, the Company disposed of $11 and $281, respectively, worth of fully-depreciated computer equipment. No gain or loss on the disposals of these assets was recognized.

5. Accrued Expenses

Accrued expenses consist of the following:

	July 31, 2015	January 31, 2015
Accrued payroll	$2,164	$1,695
Accrued commissions and bonuses	1,406	3,150
Sales and withholding taxes	660	2,427
Accrued income taxes payable	436	597
Legal and professional	530	275
Deferred rent, current portion	37	597
Other accrued expenses	1,112	1,844

Total accrued expenses	$6,345	$10,585

6. Deferred Rent

Payment escalations, rent holidays and lease incentives specified in the Company’s non-cancelable operating lease and hosting agreements are recognized on a straight-line basis over the terms of the agreements. The differences arising from straight-line expense recognition and cash payments are recorded as deferred rent in the accompanying consolidated balance sheets. Tenant leasehold improvement allowances received from landlords are recorded as leasehold improvements and deferred rent and are amortized as operating expense over the applicable lease terms. Deferred rent consists of the following:

	July 31, 2015	January 31, 2015
Leasehold improvement incentive	$196	$308
Non-cash rent expense	712	761

Total deferred rent	908	1,069
Less: current portion included in accrued expenses	(37)	(597)

Deferred rent, net of current portion	$871	$472

7. Fair Value Measurements

Financial instruments consist primarily of cash and cash equivalents, accounts receivable and capital lease obligations. As of July 31, 2015 and January 31, 2015, the carrying amounts of these instruments approximate their fair values. The estimated fair values have been determined from information obtained from market sources and management estimates.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of July 31, 2015:

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$12,516	$12,516	$—	$—

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

The following table reflects the carrying value of intangible assets as of July 31, 2015:

	July 31, 2015
	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(1,285)	$2,220
Access to facilities contract	38	(38)	—

Total	$3,543	$(1,323)	$2,220

The following table reflects the carrying value of intangible assets as of January 31, 2015:

	January 31, 2015
	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(1,110)	$2,395
Access to facilities contract	38	(38)	—

Total	$3,543	$(1,148)	$2,395

For the three and six months ended July 31, 2015, amortization expense of intangible assets was $87 and $175, respectively. For the three and six months ended July 31, 2014, amortization expense of intangible assets was $88 and $175, respectively.

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

Based on historical experience and information known as of July 31, 2015 and January 31, 2015, the Company has not recorded any liabilities for the above guarantees and indemnities.

Operating Leases

Effective July 1, 2015, the Company amended the lease for its corporate headquarters space in Burlington, Massachusetts. Originally set to expire in March 2016, the amendment extends the lease term through March 2023 and reduces the leased space from 65,941 square feet to 44,241 square feet. The 21,700 square foot reduction primarily relates to first floor space that had been subleased by the Company to a subtenant, and under the terms of the amendment, the landlord assumed the sublease effective July 1, 2015. The amendment also provides for a tenant improvement allowance of up to $1,681 to cover renovations that will be made to the retained second floor space over the remainder of fiscal year 2016. Management believes that the renovated space will be suitable and adequate to meet the Company’s planned growth needs at its headquarters over the next several years.

In conjunction with the relinquishment of the first floor space, the amendment reduces the Company’s required security deposit letter of credit from $525 to $352, and accordingly, management plans to reduce the restricted cash account securing the letter of credit to $352 in the third quarter of fiscal 2016. As of July 31, 2015, restricted cash of $352 is included in other long-term assets and $173 is included in other current assets in the accompanying consolidated balance sheet.

As of July 31, 2015, future minimum lease payments under the amended headquarters lease are as follows:

Fiscal year ended January 31,
2016 (remainder as of July 31, 2015)	$780
2017	1,541
2018	1,574
2019	1,618
2020	1,663
2021	1,707
Thereafter	3,847

$12,730

Purchase Obligations

In July 2015, the Company entered into a commitment to lease $4,351 of computer processor equipment for its high performance computing data center in New Jersey. This capital investment will significantly expand the Company’s computing capacity to address current and anticipated demand. It is also expected to improve project simulation cycle times. The equipment, which is expected to be delivered by September 2015, will be financed over three years under an arrangement with IBM that will qualify for capital lease accounting treatment.

10. Stockholders’ Equity and Stock-Based Compensation

Warrants Exercised

On July 29, 2015, Massachusetts Capital Resource Company exercised warrants to purchase 21,538 shares of common stock at a cash exercise price of $6.11 per share. The Company has no remaining outstanding warrants as of July 31, 2015.

Stock-Based Compensation Expense

The fair value of common stock service-based options for employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	Six Months Ended July 31,
	2015	2014
Estimated dividend yield	0%	0%
Expected stock price volatility	38.1%	47.7%
Weighted-average risk-free interest rate	2.0%	2.2%
Expected life of options (in years)	6.25	6.25

The weighted average grant date fair value per share for service-based stock options granted in the three and six months ended July 31, 2015 was $4.53 and $4.44, respectively. The weighted average grant date fair value per share for service-based stock options granted in the three and six months ended July 31, 2014 was $4.32 and $5.54, respectively.

For standard service-based stock options, the Company records stock-based compensation expense over the estimated service/vesting period. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.

Performance-based stock options are recognized as expense over the requisite service period when it becomes probable that performance measures triggering vesting will be met. Certain grants vested during the first quarter of fiscal year 2016 based on achieved performance metrics. As of July 31, 2015, the Company has concluded that it is not probable that the remaining unvested options will achieve the required metrics for vesting. As a result, the Company has not recognized any additional share-based compensation expense associated with the unvested portion of these performance-based options.

Total stock-based compensation expense related to stock options and restricted stock units issued by the Company is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Cost of revenues	$53	$44	$122	$82
Sales and marketing	85	86	200	161
Research and development	185	191	426	347
General and administrative	168	179	357	280

Total	$491	$500	$1,105	$870

The total unrecognized compensation cost related to outstanding service-based stock options is $3,057 at July 31, 2015. This amount is expected to be recognized over a weighted-average period of 2.47 years.

11. Income Taxes

For the three and six months ended July 31, 2015, the Company’s income tax provision was $154 and $128, respectively. The provision for both periods primarily consists of the tax effects of foreign operating results and foreign withholding taxes. For the three and six months ended July 31, 2014, the income tax provision was $176 and $15,656, respectively. The provision for the six months ended July 31, 2014 includes a $14,506 non-cash charge to record a valuation allowance against the Company’s United States net deferred tax assets and a $700 non-cash write-off of state deferred tax assets.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset its taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. During the first quarter of fiscal year 2015, management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. The Company’s management has determined that, as of July 31, 2015, it had not experienced another ownership change for purposes of Section 382. However, future transactions in the Company’s common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset the Company’s taxable income, if any. Any such limitation, whether as the result of sales of common stock by the Company’s existing stockholders or sales of common stock by the Company, could have a material adverse effect on the Company’s results of operations in future years.

12. Geographic Information

Revenue is attributed to individual countries based upon location of the external customer. Revenue by geographic area is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
United States	$4,298	$3,412	$8,141	$6,285
Japan	2,138	2,147	4,479	4,518
Germany	2,461	2,838	4,650	5,529
United Kingdom	1,842	1,266	3,703	2,388
France	1,841	2,252	3,620	4,236
Korea	1,412	1,419	2,705	2,655
Sweden	482	651	957	1,345
Other	981	858	1,968	1,657

Total	$15,455	$14,843	$30,223	$28,613

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic areas were as follows:

	July 31, 2015	January 31, 2015
United States	$5,477	$6,080
France	474	590
Germany	129	132
Japan	56	91
Other	72	68

Total property and equipment, net	$6,208	$6,961

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We derive our revenue primarily from the sale of our simulation software, using an annual capacity-based licensing model. Our customers usually purchase PowerFLOW simulation capacity under one-year licenses, with a minority utilizing multi-year arrangements. Simulation capacity may be purchased as software-only, to be run on the customer’s own computer hardware, or provided in the form of software-as-a-service, via our hosted ExaCLOUD or PowerFLOW OnDemand offerings. To introduce new customers to our simulation solutions, we typically perform fixed-price projects that include simulation services accessed via our hosted facilities, along with engineering and consulting services. Customers typically license our products for one application, such as aerodynamics, and over time expand to other applications such as thermal management or aeroacoustics. In our customer engagement model, our applications management teams engage with our customers in long-term relationships focused on identifying problems that we can help them solve, demonstrating the value of our solutions and ensuring that the customer achieves maximum benefit from them. In this process we interact continuously with our customers to improve our software and services and add new solutions, and at the same time deepen our knowledge of their industry.

During the six months ended July 31, 2015, revenue growth was driven by continued deployment of our simulation solutions in the installed base as well as by the addition of new customers. Investments made in field resources over the past two fiscal years are yielding growth in both project and license revenue. The strengthening U.S. dollar, particularly against the Euro and yen, had a material negative impact on revenue performance as compared to the same period last year. The geographic mix of revenue outside of the Americas is consistent with historical trends but does reflect the impact of the weaker Euro and yen. During the six months ended July 31, 2015, 72% of our revenue came from outside of the Americas as compared to 78% for the same period last year. Revenue for the six months ended July 31, 2015 was $30.2 million, with growth of 5.6% over the same period a year ago and 16.8% when measured on a constant currency basis. See “— Non-GAAP Measures” below for information about how we calculate and use revenue on a constant currency basis.

As a percent of revenue, our total operating expenses for the six months ended July 31, 2015 were relatively flat when compared to the same period last year, with only a 0.2% decrease. This reflects our previous investment in resources to drive top line growth, including sales, marketing and research and development. While the majority of our expense base is in the United States, we have field resources based in our international offices which provide some natural foreign exchange hedge. As a result, the strengthening dollar had a positive impact on total operating expenses when compared to the same period last year. For the six months ended July 31, 2015, total operating expenses were $32.8 million, with growth of 5.4% over the same period a year ago and 11.7% when measured on a constant currency basis. See “— Non-GAAP Measures” below for information about how we calculate and use operating expenses on a constant currency basis.

As a percent of revenue, our loss from operations for the six months ended July 31, 2015 was 0.2% lower than the same period last year, primarily as a result of the foreign currency impacts described above. Adjusted EBITDA for the six months ended July 31, 2015, as described in the Non-GAAP Measures section below, was slightly improved at break-even when compared to negative $0.3 million in the same period last year.

We ended the quarter with cash and cash equivalents of $30.4 million compared to $21.8 million as of January 31, 2015. This reflects strong accounts receivable collections activity and normal seasonal cash flows. Capital expenditures were consistent with historical trends.

Results of Operations for the Three Months Ended July 31, 2015 and 2014

The following tables set forth, for the periods presented, data from our consolidated statements of operation, as well as that data as a percentage of revenues.

	Three Months Ended July 31,
(in thousands)	2015	2014

Revenue:
License revenue	$12,977	$12,316
Project revenue	2,478	2,527

Total revenues	15,455	14,843

Operating expenses: (1)
Cost of revenue	4,755	4,632
Sales and marketing	2,440	2,509
Research and development	5,952	5,404
General and administrative (2)	3,126	3,217

Total operating expenses	16,273	15,762

Loss from operations	(818)	(919)

Other (expense) income, net:
Foreign exchange (loss) gain	(171)	175
Interest expense	(54)	(94)
Interest income	2	2
Other income, net	—	3

Total other (expense) income, net	(223)	86

Loss before income taxes	(1,041)	(833)
Provision for income taxes	(154)	(176)

Net loss	$(1,195)	$(1,009)

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended July 31,
(in thousands)	2015	2014
Cost of revenues	$53	$44
Sales and marketing	85	86
Research and development	185	191
General and administrative	168	179

Total stock-based compensation expense	$491	$500

(2)	Includes amortization expense related to intangible assets as follows:

(in thousands)
General and administrative	87	88

	Three Months Ended July 31,
(as a percent of total revenue)	2015	2014
Revenue:
License revenue	84.0%	83.0%
Project revenue	16.0%	17.0%

Total revenues	100.0%	100.0%

Operating expenses:
Cost of revenue	30.8%	31.2%
Sales and marketing	15.8%	16.9%
Research and development	38.5%	36.4%
General and administrative	20.2%	21.7%

Total operating expenses	105.3%	106.2%

Loss from operations	(5.3)%	(6.2)%

Other (expense) income, net:
Foreign exchange (loss) gain	(1.1)%	1.2%
Interest expense	(0.3)%	(0.6)%
Interest income	0.0%	0.0%
Other income, net	0.0%	0.0%

Total other (expense) income, net	(1.4)%	0.6%

Loss before income taxes	(6.7)%	(5.6)%
Provision for income taxes	(1.0)%	(1.2)%

Net loss	(7.7)%	(6.8)%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of Three Months Ended July 31, 2015 and 2014

Revenue

	Three Months Ended July 31,
(in thousands, except percentages)	2015	2014	Increase	% Change
License revenue	$12,977	$12,316	$661	5.4%
Project revenue	2,478	2,527	(49)	(1.9)%

Total revenues	$15,455	$14,843	$612	4.1%

License revenue increased 5.4% from $12.3 million for the three months ended July 31, 2014 to $13.0 million for the three months ended July 31, 2015. The $0.7 million increase was driven by new license customers and by increased utilization of simulation capacity by existing customers. Project revenue for the three months ended July 31, 2015 remained relatively flat at $2.5 million when compared to the same period in the prior year.

Foreign exchange fluctuations, particularly the weakening of the Euro and the Japanese yen, negatively impacted total revenue in the three months ended July 31, 2015 by $1.7 million as compared to the three months ended July 31, 2014. On a constant currency basis, our total revenues in the three months ended July 31, 2015 increased 15.3% compared with the three months ended July 31, 2014.

Cost of revenues

	Three Months Ended July 31,
(in thousands, except percentages)	2015	2014	Increase	% Change
Cost of revenues	$4,755	$4,632	$123	2.7%

Cost of revenues for the three months ended July 31, 2015 was $4.8 million, an increase of $0.1 million, or 2.7%, compared with $4.6 million during the three months ended July 31, 2014. As a percentage of revenues, cost of revenues decreased to 30.8% for the three months ended July 31, 2015 compared to 31.2% for the three months ended July 31, 2014. Approximately $0.2 million of increased royalty costs associated with higher customer license levels and expanded use of certain embedded sublicensed product were partially offset by reductions in miscellaneous expenses and other personnel-related costs.

Sales and marketing

	Three Months Ended July 31,
(in thousands, except percentages)	2015	2014	Decrease	% Change
Sales and marketing	$2,440	$2,509	$(69)	(2.8)%

Sales and marketing expenses for the three months ended July 31, 2015 were $2.4 million and remained relatively flat compared with the same period a year ago. As a percentage of revenues, sales and marketing expenses decreased to 15.8% for the three months ended July 31, 2015 compared to 16.9% for the three months ended July 31, 2014. Decreases in miscellaneous expenses and other personnel-related costs were partially offset by increases in costs associated with marketing programs and initiatives.

Research and development

	Three Months Ended July 31,
(in thousands, except percentages)	2015	2014	Increase	% Change
Research and development	$5,952	$5,404	$548	10.1%

Research and development expenses for the three months ended July 31, 2015 were $6.0 million, an increase of $0.5 million, or 10.1%, compared to $5.4 million for the three months ended July 31, 2014. As a percentage of revenues, research and development expense increased to 38.5% for the three months ended July 31, 2015 compared to 36.4% for the three months ended July 31, 2014. Increased payroll and employee-related costs accounted for essentially all of the $0.5 million increase, primarily as a result of the net addition of 15 new scientists and software engineers since the prior year period and merit-based compensation increases for existing personnel.

General and administrative

	Three Months Ended July 31,
(in thousands, except percentages)	2015	2014	Decrease	% Change
General and administrative	$3,126	$3,217	$(91)	(2.8)%

General and administrative expenses for the three months ended July 31, 2015 were $3.1 million, a decrease of $0.1 million, or 2.8%, compared to $3.2 million for the three months ended July 31, 2014. As a percentage of revenues, general and administrative expenses decreased to 20.2% for the three months ended July 31, 2015 compared to 21.7% for the three months ended July 31, 2014. The decrease is primarily attributable to lower professional service fees, including legal and accounting fees, of approximately $0.1 million.

Other (expense) income, net

	Three Months Ended July 31,
(in thousands, except percentages)	2015	2014	Change	% Change
Other (expense) income, net	$(223)	$86	$(309)	(359.3)%

Other expense, net for the three months ended July 31, 2015 was $0.2 million, compared to other income, net of $0.1 million for the three months ended July 31, 2014. Other (expense) income, net consists primarily of foreign exchange gains and losses and interest expense associated with our capital lease obligations. The period-over-period change in other (expense) income, net is primarily attributed to foreign exchange fluctuations in the Euro and Japanese yen.

Provision for income taxes

	Three Months Ended July 31,
(in thousands, except percentages)	2015	2014	Decrease	% Change
Provision for income taxes	$154	$176	$(22)	(12.5)%

For the three months ended July 31, 2015 and 2014, our income tax provision remained relatively flat at $0.2 million. The provision for both periods primarily consists of the tax effects of foreign operating results and foreign withholding taxes.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset its taxable income. Specifically, this limitation may arise in the event we undergo a cumulative change in ownership of more than 50% within a three-year period. During the first quarter of fiscal year 2015, our management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. Our management has determined that, as of April 30, 2015, we have not experienced another ownership change for purposes of Section 382. However, future transactions in our common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or sales of common stock by us, could have a material adverse effect on our results of operations in future years.

Results of Operations for the Six Months Ended July 31, 2015 and 2014

	Six Months Ended July 31,
(in thousands)	2015	2014

Revenue:
License revenue	$25,219	$23,976
Project revenue	5,004	4,637

Total revenues	30,223	28,613

Operating expenses: (1)
Cost of revenue	9,398	9,228
Sales and marketing	4,928	5,076
Research and development	12,122	10,506
General and administrative (2)	6,393	6,339

Total operating expenses	32,841	31,149

Loss from operations	(2,618)	(2,536)

Other (expense) income, net:
Foreign exchange (loss) gain	(223)	131
Interest expense	(119)	(177)
Interest income	5	6
Other income, net	—	3

Total other (expense) income, net	(337)	(37)

Loss before income taxes	(2,955)	(2,573)
Provision for income taxes	(128)	(15,656)

Net loss	$(3,083)	$(18,229)

(1)	Amounts include stock-based compensation expense as follows:

	Six Months Ended July 31,
(in thousands)	2015	2014
Cost of revenues	$122	$82
Sales and marketing	200	161
Research and development	426	347
General and administrative	357	280

Total stock-based compensation expense	$1,105	$870

(2)	Includes amortization expense related to intangible assets as follows:

(in thousands)
General and administrative	175	175

	Six Months Ended July 31,
(as a percent of total revenue)	2015	2014

Revenue:
License revenue	83.4%	83.8%
Project revenue	16.6%	16.2%

Total revenues	100.0%	100.0%

Operating expenses:
Cost of revenue	31.1%	32.3%
Sales and marketing	16.3%	17.7%
Research and development	40.1%	36.7%
General and administrative	21.2%	22.2%

Total operating expenses	108.7%	108.9%

Loss from operations	(8.7)%	(8.9)%

Other (expense) income, net:
Foreign exchange (loss) gain	(0.7)%	0.5%
Interest expense	(0.4)%	(0.6)%
Interest income	0.0%	0.0%
Other income, net	0.0%	0.0%

Total other (expense) income, net	(1.1)%	(0.1)%

Loss before income taxes	(9.8)%	(9.0)%
Provision for income taxes	(0.4)%	(54.7)%

Net loss	(10.2)%	(63.7)%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of Six Months Ended July 31, 2015 and 2014

Revenue

	Six Months Ended July 31,
(in thousands, except percentages)	2015	2014	Increase	% Change
License revenue	$25,219	$23,976	$1,243	5.2%
Project revenue	5,004	4,637	367	7.9%

Total revenues	$30,223	$28,613	$1,610	5.6%

License revenue increased 5.2% from $24.0 million for the six months ended July 31, 2014 to $25.2 million for the six months ended July 31, 2015. The $1.2 million increase was driven by new license customers and by increased utilization of simulation capacity by existing customers. Project revenue increased by $0.4 million during the six months ended July 31, 2015 compared to the six months ended July 31, 2014 due to expanded sales and engineering efforts with new and existing customers.

Foreign exchange fluctuations, particularly the weakening of the Euro and the Japanese yen, negatively impacted total revenue in the six months ended July 31, 2015 by $3.2 million as compared to the six months ended July 31, 2014. On a constant currency basis, our total revenues in the six months ended July 31, 2015 increased 16.8% compared with the six months ended July 31, 2014.

Cost of revenues

	Six Months Ended July 31,
(in thousands, except percentages)	2015	2014	Increase	% Change
Cost of revenues	$9,398	$9,228	$170	1.8%

Cost of revenues for the six months ended July 31, 2015 was $9.4 million, an increase of $0.2 million, or 1.8%, compared with $9.2 million during the six months ended July 31, 2014. As a percentage of revenues, cost of revenues decreased to 31.1% for the six months ended July 31, 2015 compared to 32.3% for the six months ended July 31, 2014. Approximately $0.4 million of increased royalty costs associated with higher customer license levels and expanded use of certain embedded sublicensed product were partially offset by reduced miscellaneous expenses of approximately $0.1 million and lower recruiting fees of $0.1 million in the current period.

Sales and marketing

	Six Months Ended July 31,
(in thousands, except percentages)	2015	2014	Decrease	% Change
Sales and marketing	$4,928	$5,076	$(148)	(2.9)%

Sales and marketing expenses for the six months ended July 31, 2015 were $4.9 million, a decrease of $0.1 million, or 2.9%, compared to $5.1 million for the six months ended July 31, 2014. As a percentage of revenues, sales and marketing expenses decreased to 16.3% for the six months ended July 31, 2015 compared to 17.7% for the six months ended July 31, 2014. Approximately $0.4 million of the decrease can be attributed to lower payroll and employee-related costs, including reduced commission expense related to the timing of customer orders and lower travel expenses. These decreases were partially offset by approximately $0.3 million of increased costs related to marketing programs and initiatives.

Research and development

	Six Months Ended July 31,
(in thousands, except percentages)	2015	2014	Increase	% Change
Research and development	$12,122	$10,506	$1,616	15.4%

Research and development expenses for the six months ended July 31, 2015 were $12.1 million, an increase of $1.6 million, or 15.4%, compared to $10.5 million for the six months ended July 31, 2014. As a percentage of revenues, research and development expense increased to 40.1% for the six months ended July 31, 2015 compared to 36.7% for the six months ended July 31, 2014. Increased payroll and employee-related costs accounted for essentially all of the $1.6 million increase, primarily as a result of the net addition of 15 new scientists and software engineers since the prior year period and merit-based compensation increases for existing personnel.

General and administrative

	Six Months Ended July 31,
(in thousands, except percentages)	2015	2014	Increase	% Change
General and administrative	$6,393	$6,339	$54	0.9%

General and administrative expenses for the six months ended July 31, 2015 remained relatively flat when compared with the six months ended July 31, 2014. As a percentage of revenues, general and administrative expenses decreased to 21.2% for the six months ended July 31, 2015 compared to 22.2% for the six months ended July 31, 2014.

Other expense, net

	Six Months Ended July 31,
(in thousands, except percentages)	2015	2014	Change	% Change
Other expense, net	$(337)	$(37)	$(300)	810.8%

Other expense, net for the six months ended July 31, 2015 was $0.3 million, an increase of $0.3 million compared to other expense, net of less than $0.1 million for the six months ended July 31, 2014. Other expense, net consists primarily of foreign exchange gains and losses and interest expense associated with our capital lease obligations. The period-over-period change to other expense, net is primarily attributed to foreign exchange fluctuations in the Euro and Japanese yen.

Provision for income taxes

	Six Months Ended July 31,
(in thousands, except percentages)	2015	2014	Decrease	% Change
Provision for income taxes	$128	$15,656	$(15,528)	(99.2)%

For the six months ended July 31, 2015 and 2014, our income tax provision was $0.1 million and $15.7 million, respectively. The provision for the six months ended July 31, 2015 primarily consists of the tax effects of foreign operating results and foreign withholding taxes. The provision for the six months ended July 31, 2014 includes a $14.5 million non-cash charge to record a valuation allowance against the Company’s United States net deferred tax assets and a $0.7 million non-cash write-off of state deferred tax assets.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset its taxable income. Specifically, this limitation may arise in the event we undergo a cumulative change in ownership of more than 50% within a three-year period. During the first quarter of fiscal year 2015, our management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. Our management has determined that, as of July 31,

2015, we have not experienced another ownership change for purposes of Section 382. However, future transactions in our common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or sales of common stock by us, could have a material adverse effect on our results of operations in future years.

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

Revenue and total operating expenses on a constant currency basis. Our international operations generate and incur expenses that are denominated in foreign currencies, and changes in currency exchange rates can materially affect our consolidated results of operations. Our principal exposures are to fluctuations in exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won. To provide investors with information concerning underlying trends in our business, we disclose revenue and total operating expenses on a constant currency basis, which we define as GAAP revenue or operating expenses, adjusted to reverse the impact of changes in the exchange rates of the principal currencies in which our international operations generated revenue and incurred expenses. We calculate revenue and total operating expenses on a constant currency basis by converting revenue or operating expenses that were generated in the currencies specified above during the three and six months ended July 31, 2015 to United States dollars at assumed exchange rates equal to the exchange rates in effect for such currencies during the corresponding period of the previous fiscal year, rather than the exchange rates actually in effect during the current fiscal year.

Adjusted EBITDA. We define Adjusted EBITDA as EBITDA, excluding non-cash, stock-based compensation expense. We define EBITDA as net loss, excluding depreciation and amortization, interest expense, net, other income, net, foreign exchange loss (income) and provision for income taxes. The GAAP measure most comparable to Adjusted EBITDA is net loss.

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

Adjusted EBITDA:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2015	2014	2015	2014
Net loss	$(1,195)	$(1,009)	$(3,083)	$(18,229)
Add back:
Depreciation and amortization	778	731	1,528	1,394
Interest expense, net	52	92	114	171
Other income, net	—	(3)	—	(3)
Foreign exchange loss (income)	171	(175)	223	(131)
Provision for income taxes	154	176	128	15,656

EBITDA	(40)	(188)	(1,090)	(1,142)
Stock-based compensation expense	491	500	1,105	870

Adjusted EBITDA	$451	$312	$15	$(272)

Non-GAAP operating loss:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2015	2014	2015	2014
Operating loss	$(818)	$(919)	$(2,618)	$(2,536)
Add back:
Stock-based compensation expense	491	500	1,105	870
Amortization of acquired intangible assets	87	88	175	175

Non-GAAP operating loss	$(240)	$(331)	$(1,338)	$(1,491)

Non-GAAP net loss:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2015	2014	2015	2014
Net loss	$(1,195)	$(1,009)	$(3,083)	$(18,229)
Add back:
Stock-based compensation expense	491	500	1,105	870
Amortization of acquired intangible assets	87	88	175	175
Income tax effect (1)	(199)	(203)	(445)	(363)

Non-GAAP net loss	$(816)	$(624)	$(2,248)	$(17,547)

Non-GAAP net loss per diluted share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net loss per diluted share (2)	$(0.08)	$(0.07)	$(0.21)	$(1.34)
Add back:
Stock-based compensation expense	0.03	0.04	0.08	0.06
Amortization of acquired intangible assets	0.01	0.01	0.01	0.01
Income tax effect (1)	(0.02)	(0.02)	(0.03)	(0.03)

Non-GAAP net loss, per diluted share (2)(3):	$(0.06)	$(0.05)	$(0.16)	$(1.29)

(1)	The tax effect of non-cash stock-based compensation expense and non-cash amortization of acquired intangibles is estimated using a blended rate equivalent to our statutory United States federal tax rate and our estimated state tax rate. The tax effect is exclusive of any impact from valuation allowances established against our United States net deferred tax assets and other discrete items. Due to the differences in the tax treatment of items excluded from non-GAAP earnings, as well as the methodology applied to our estimated annual tax rates as described above, our estimated tax rate on non-GAAP income may differ from our GAAP tax rate and from our actual tax liabilities.
(2)	Share amounts utilized on a fully diluted basis were approximately 14.5 million and 13.8 million for the three months ended July 31, 2015 and 2014, respectively, and 14.4 million and 13.6 million for the six months ended July 31, 2015 and 2014, respectively.
(3)	Due to rounding, totals may not equal the sum of line items in the table above.

Liquidity

Overview

Our primary sources of liquidity during the six months ended July 31, 2015 were cash and cash equivalents on hand, cash flows provided by operating activities and cash proceeds from stock option and warrant exercises. Our primary uses of cash during the six months ended July 31, 2015 were capital expenditures and payments of capital lease obligations. As of July 31, 2015, we had $30.4 million in cash and cash equivalents.

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

Cash payments from our customers fluctuate due to timing of new and renewal license sales, which typically coincide with our customers’ budget cycles. The fourth quarter of each fiscal year generally has the highest license sales, with payment of the license fee typically becoming due at the commencement of the license term. As a result, our cash flows from operations are typically highest in the first quarter of each fiscal year. Generally, customers are invoiced in advance for their annual subscription fee and the invoices are recorded in accounts receivable and deferred revenue, with deferred revenues being recognized ratably over the term of the subscription agreement.

Net cash provided by operating activities for the six months ended July 31, 2015 and 2014 was $9.6 million and $4.8 million, respectively. The increase during the current year period is primarily the result of fluctuations in accounts receivable and deferred revenue, which typically vary depending on the timing of our receipt and invoicing of customer orders and the timing of cash payments to us from customers.

Net Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended July 31, 2015 and 2014 remained relatively flat at $0.6 million for each period, and primarily consisted of purchases of servers, workstations and other computer software and hardware.

Net Cash Flows From Financing Activities

Net cash used in financing activities for the six months ended July 31, 2015 was $0.2 million, and consists of payments on our capital lease obligations of $1.3 million, partially offset by proceeds from stock option and warrant exercises of $1.1 million. Net cash used in financing activities for the six months ended July 31, 2014 was $1.0 million, and consisted primarily of payments on our capital lease obligations of $1.4 million, partially offset by proceeds from stock option exercises of $0.4 million.

In July 2015, we entered into a commitment to lease computer processor equipment for our high performance computing data center in New Jersey for aggregate payments of $4.4 million. The equipment, which is expected to be delivered by September 2015, will be financed over three years under an arrangement with IBM that will qualify for capital lease accounting treatment. The repayment of the arising capital lease obligation will be repaid with cash from financing activities over the next three years.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of either July 31, 2015 or January 31, 2015.

Contractual Commitments

Operating Leases

Effective July 1, 2015, we amended the lease for our corporate headquarters space in Burlington, Massachusetts. Originally set to expire in March 2016, the amendment extends the lease term through March 2023 and reduces the leased space from 65,941 square feet to 44,241 square feet. The 21,700 square foot reduction primarily relates to first floor space that we had previously subleased to a subtenant, and under the terms of the amendment, the landlord assumed the sublease effective July 1, 2015. The amendment also provides for a tenant improvement allowance of up to $1.7 million to cover renovations that will be made to the retained second floor space over the remainder of fiscal year 2016. We believe that the renovated space will be suitable and adequate to meet our planned growth needs at our headquarters over the next several years.

In conjunction with the relinquishment of the first floor space, the amendment reduces our required security deposit letter of credit from $0.5 million to $0.4 million, and accordingly, we plan to reduce the restricted cash account securing the letter of credit to $0.4 million in the third quarter of fiscal 2016. As of July 31, 2015, restricted cash of $0.4 million is included in other long term assets and $0.1 million is included in other current assets in the accompanying consolidated balance sheet.

As of July 31, 2015, future minimum lease payments under the amended headquarters lease are as follows (in millions):

Fiscal year ended January 31,
2016 (remainder as of July 31, 2015)	$0.8
2017	1.5
2018	1.6
2019	1.6
2020	1.7
2021	1.7
Thereafter	3.8

$12.7

Purchase Obligations

In July 2015, we entered into a commitment to lease $4.4 million of computer processor equipment for our high performance computing data center in New Jersey. This capital investment will significantly expand our computing capacity to address current and anticipated demand. It is also expected to improve project simulation cycle times. The equipment, which is expected to be delivered by September 2015, will be financed over three years under an arrangement with IBM that will qualify for capital lease accounting treatment.

Capital Resources

Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new solutions and applications, the sales and marketing resources needed to further penetrate our market and gain acceptance of new solutions and applications we develop, the expansion of our operations in the United States and internationally and the response of competitors to our solutions and applications. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. Our practice has been to reinvest the undistributed earnings of our foreign subsidiaries in their local jurisdictions, and we currently do not intend to repatriate such earnings. As of July 31, 2015 and January 31, 2015, $6.4 million and $5.8 million, respectively, of our cash is held in bank accounts outside the United States and may not be completely available to fund our domestic operations and obligations without paying taxes upon repatriation.

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

The Euro was approximately 19.2% weaker against the United States dollar, on average, for the six months ended July 31, 2015, when compared with the six months ended July 31, 2014. The resulting net overall impact to revenue and operating expense was a decrease of approximately $2.4 million and $1.6 million, respectively, during the six months ended July 31, 2015.

The exchange rate impact of other currencies for the six months ended July 31, 2015, primarily driven by a weaker Japanese yen, was a decrease to revenue and operating expense of approximately $0.8 million and $0.4 million, respectively.

For the six months ended July 31, 2015, a 10% change in the exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won would have resulted in a $1.6 million change in revenue.

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 31, 2015 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Use of Proceeds

On July 3, 2012, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-176019), which was declared effective by the Securities and Exchange Commission on June 27, 2012. The underwriters for the offering were Stifel Nicolaus & Company, Incorporated, Robert W. Baird & Co. Incorporated, Canaccord Genuity Inc. and Needham & Company, LLC. We did not use any of the net proceeds from this offering during the three months ended July 31, 2015.

ITEM 5.	OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement

Effective July 1, 2015, we entered into an amendment to our lease with Network Drive Owner LLC for our corporate headquarters space in Burlington, Massachusetts. The amendment extends the lease term, which was originally scheduled to expire in March 2016, through March 2023 and reduces the leased space from 65,941 square feet to 44,241square feet. The 21,700 square foot reduction primarily relates to space that we subleased to a subtenant, and for which the landlord assumed the sublease. The amendment also provides for a tenant improvement allowance of up to $1.7 million to cover renovations that will be made to the retained space over the remainder of fiscal year 2016. In conjunction with the relinquishment of the subleased space, the amendment reduced our required security deposit letter of credit from $525,000 to $352,232. The amended lease provides for minimum monthly rent as follows:

Period:
Through March 31, 2016	$129,958
April 1, 2016 – March 31, 2017	$128,115
April 1, 2017 – March 31, 2018	$131,801
April 1, 2018 – March 31, 2019	$135,488
April 1, 2019 – March 31, 2020	$139,175
April 1, 2020 – March 31, 2021	$142,862
April 1, 2021 – March 31, 2022	$146,548
April 1, 2022 – March 31, 2023	$150,235

A copy of the amendment to our headquarters lease is attached hereto as Exhibit 10.1 and is incorporated into this Item 5 by reference.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012).

3.3	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013)

10.1*	First Amendment and Partial Termination Agreement dated July 31, 2015 between Exa Corporation and Network Drive Owner LLC.

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen A. Remondi, President and Chief Executive Officer of Exa Corporation.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Richard F. Gilbody, Chief Financial Officer of Exa Corporation.

32.1**	Section 1350 Certification, executed by Stephen A. Remondi, President and Chief Executive Officer of Exa Corporation.

32.2**	Section 1350 Certification, executed by Richard F. Gilbody, Chief Financial Officer of Exa Corporation.

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Filed herewith.
**	Furnished herewith.

EXA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXA CORPORATION (Registrant)

By:	/s/ Richard F. Gilbody
Richard F. Gilbody
Chief Financial Officer

Date: September 1, 2015