Form 10-Q
period 2015-10-31
EXA CORP
filed 2015-12-03
CIK 890264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

As of November 30, 2015, 14,625,975 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

EXA CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED October 31, 2015

Pages

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

Condensed Consolidated Balance Sheets (Unaudited) as of October 31, 2015 and January 31, 2015	3

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited) for the three and nine months ended October 31, 2015 and 2014	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended October 31, 2015 and 2014	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

ITEM 4. CONTROLS AND PROCEDURES	28

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	29

ITEM 1A. RISK FACTORS	29

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29

ITEM 6. EXHIBITS	30

SIGNATURES	31

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXA CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	October 31, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$23,186	$21,785
Accounts receivable	11,602	27,462
Prepaid expenses and other current assets	2,867	3,098

Total current assets	37,655	52,345
Property and equipment, net	11,194	6,961
Intangible assets, net	2,132	2,395
Deferred tax assets	261	260
Restricted cash	352	525
Other assets	729	567

Total assets	$52,323	$63,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,310	$1,620
Accrued expenses	7,067	10,585
Current portion of deferred revenue	15,710	26,863
Current portion of capital lease obligations	2,987	2,390

Total current liabilities	28,074	41,458
Deferred revenue	122	38
Capital lease obligations	3,220	1,602
Deferred rent	2,049	472
Other long-term liabilities	523	592

Total liabilities	33,988	44,162

Commitments and contingencies (Note 9)

Stockholders’ equity :
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,653,862 and 13,874,744 shares issued, respectively; 14,621,360 and 13,842,242 shares outstanding, respectively	15	14
Additional paid-in capital	91,106	88,181
Accumulated deficit	(72,394)	(68,878)
Treasury stock (32,502 common shares, at cost)	0	0
Accumulated other comprehensive loss	(392)	(426)

Total stockholders’ equity	18,335	18,891

Total liabilities and stockholders’ equity	$52,323	$63,053

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Revenue:
License revenue	$13,966	$12,866	$39,185	$36,842
Project revenue	2,998	3,092	8,002	7,729

Total revenues	16,964	15,958	47,187	44,571

Operating expenses:
Cost of revenues	5,118	4,562	14,516	13,790
Sales and marketing	2,336	2,442	7,264	7,518
Research and development	6,143	5,462	18,265	15,968
General and administrative	3,456	3,171	9,849	9,510

Total operating expenses	17,053	15,637	49,894	46,786

(Loss) income from operations	(89)	321	(2,707)	(2,215)

Other income (expense), net:
Foreign exchange gain (loss)	51	194	(172)	325
Interest expense	(60)	(88)	(179)	(265)
Interest income	3	3	8	9
Other income, net	6	4	6	7

Total other income (expense), net	0	113	(337)	76

(Loss) income before income taxes	(89)	434	(3,044)	(2,139)
Provision for income taxes	(344)	(214)	(472)	(15,870)

Net (loss) income	$(433)	$220	$(3,516)	$(18,009)

Net (loss) income per share:
Basic	$(0.03)	$0.02	$(0.24)	$(1.31)
Diluted	$(0.03)	$0.02	$(0.24)	$(1.31)
Weighted average shares outstanding used in computing net (loss) income per share:
Basic	14,610,479	13,822,400	14,484,563	13,701,380
Diluted	14,610,479	14,749,825	14,484,563	13,701,380

Comprehensive (loss) income:
Net (loss) income	$(433)	$220	$(3,516)	$(18,009)
Foreign currency translation adjustments	6	(126)	34	(160)

Comprehensive (loss) income	$(427)	$94	$(3,482)	$(18,169)

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended October 31,
	2015	2014
Cash flows provided by operating activities:
Net loss	$(3,516)	$(18,009)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,487	2,157
Stock-based compensation expense	1,766	1,403
Deferred rent expense	472	(267)
Deferred income taxes	4	15,209
Net change in operating assets and liabilities:
Accounts receivable	15,948	20,432
Prepaid expenses and other current assets	54	258
Other assets	11	(2)
Accounts payable	694	(874)
Accrued expenses	(2,946)	(3,415)
Other liabilities	(69)	(23)
Deferred revenue	(11,007)	(18,942)

Net cash provided by (used in) operating activities	3,898	(2,073)

Cash flows used in investing activities:
Purchases of property and equipment	(1,571)	(684)
Change in restricted cash	173	—

Net cash used in investing activities	(1,398)	(684)

Cash flows used in financing activities:
Proceeds from stock option and warrant exercises	1,168	749
Payments of capital lease obligations	(2,131)	(2,303)

Net cash used in financing activities	(963)	(1,554)

Effect of exchange rate changes on cash and cash equivalents	(136)	(498)

Net increase (decrease) in cash and cash equivalents	1,401	(4,809)

Cash and cash equivalents, beginning of period	21,785	28,753

Cash and cash equivalents, end of period	$23,186	$23,944

Supplemental cash flow disclosures:
Cash paid for interest	$179	$265
Cash paid for income taxes	$1,214	$1,282
Supplemental disclosure of non-cash investing activities:
Acquisition of equipment through capital leases	$4,351	$1,700
Construction costs funded by landlord tenant improvement allowance	$554	$—

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Basis of Presentation

The interim financial data as of October 31, 2015 and for the three and nine months ended October 31, 2015 and 2014 are unaudited; however, in the opinion of the Company’s management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated balance sheet presented as of January 31, 2015 has been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Exa annual report on Form 10-K for the year ended January 31, 2015 filed with the Securities and Exchange Commission on March 24, 2015.

Reclassification

Certain prior year amounts have been reclassified to be consistent with current year classifications.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, as a result of which more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein. However, in July 2015, the FASB approved a one-year deferral that does not require adoption until calendar year 2018 (fiscal 2019 for the Company). The two permitted transition methods under the new standard are: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard when it becomes effective.

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

The following summarizes the calculation of basic and diluted net (loss) income per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Numerator:
Net (loss) income	$(433)	$220	$(3,516)	$(18,009)

Denominator:
Weighted average common shares, basic	14,610,479	13,822,400	14,484,563	13,701,380
Dilutive effect of:
Options to purchase common and preferred stock	—	898,619	—	—
Warrants to purchase common stock	—	9,285	—	—
Restricted stock units	—	19,521	—	—

Weighted average common shares, diluted	14,610,479	14,749,825	14,484,563	13,701,380

Basic net (loss) income per share	$(0.03)	$0.02	$(0.24)	$(1.31)

Diluted net (loss) income per share	$(0.03)	$0.02	$(0.24)	$(1.31)

The table below represents outstanding options, restricted stock unit awards and warrants that were excluded from the computation of diluted net (loss) income per share for the periods indicated because including them would have had an anti-dilutive effect. All of the Company’s outstanding stock options, unvested restricted stock units and warrants were anti-dilutive for the three months ended October 31, 2015 and for the nine months ended October 31, 2015 and 2014 due to the net loss incurred by the Company.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Options, restricted stock unit awards and warrants to purchase common stock	2,514,955	1,633,635	2,514,955	2,785,477

4. Property and Equipment, net

Property and equipment, net consists of the following:

	October 31, 2015	January 31, 2015
Computer software and equipment	$25,668	$20,637
Office equipment and furniture	463	422
Leasehold improvements	2,652	2,593
Construction-in-process	1,009	—

Total property and equipment	29,792	23,652
Less: accumulated depreciation	(18,598)	(16,691)

Property and equipment, net	$11,194	$6,961

For the three and nine months ended October 31, 2015, depreciation expense was $871 and $2,224, respectively. For the three and nine months ended October 31, 2014, depreciation expense was $675 and $1,894, respectively. Included in computer software and equipment and office equipment and furniture is equipment held pursuant to capital leases with costs of $22,708 and $18,303 and accumulated depreciation of $14,023 and $12,736 as of October 31, 2015 and January 31, 2015, respectively.

In September 2015, the Company capitalized $4,656 of computer processor equipment for its high performance computing data center in New Jersey. The equipment is included in computer software and equipment and the purchase price (exclusive of sales tax of $305 that was paid in cash), is being financed over three years under an arrangement that qualifies for capital lease accounting treatment.

The construction-in-process balance as of October 31, 2015 primarily relates to furniture and equipment purchases and leasehold improvement construction for the Company’s corporate headquarter renovation in Burlington, Massachusetts. The renovation project is expected to be substantially complete by January 2016. See Notes 6 and 9.

5. Accrued Expenses

Accrued expenses consist of the following:

	October 31, 2015	January 31, 2015
Accrued payroll	$1,729	$1,695
Accrued commissions and bonuses	2,152	3,150
Sales and withholding taxes	793	2,427
Accrued income taxes payable	598	597
Legal and professional	657	275
Deferred rent, current portion	38	597
Other accrued expenses	1,100	1,844

Total accrued expenses	$7,067	$10,585

6. Deferred Rent

Payment escalations, rent holidays and lease incentives specified in the Company’s non-cancelable operating lease and hosting agreements are recognized on a straight-line basis over the terms of the agreements. The differences arising from straight-line expense recognition and cash payments are recorded as deferred rent in the accompanying consolidated balance sheets. Tenant leasehold improvement allowances received from landlords are recorded as deferred rent and are amortized as operating expense over the applicable lease terms.

Deferred rent consists of the following:

	October 31, 2015	January 31, 2015
Leasehold improvement incentive	$1,234	$308
Cumulative non-cash rent expense	853	761

Total deferred rent	2,087	1,069
Less: current portion included in accrued expenses	(38)	(597)

Deferred rent, net of current portion	$2,049	$472

As discussed in Note 9, the Company entered into an amendment to its corporate headquarter lease in Burlington, Massachusetts effective July 1, 2015. The amendment provided for a tenant improvement allowance of up to $1,681 to cover renovations being made to the Company’s leased space over the remainder of fiscal year 2016. As of October 31, 2015, the Company recorded $1,047 of the tenant improvement allowance as an increase to deferred rent for renovation costs incurred to date. Of these costs, the Company paid for approximately $493, and accordingly, recorded a receivable from the landlord for this amount which is included in other current assets in the accompanying consolidated balance sheet. The $554 balance of these costs was funded by the landlord and is recorded as construction-in-process within property and equipment, net in the accompanying consolidated balance sheet.

7. Fair Value Measurements

Financial instruments consist primarily of cash and cash equivalents, accounts receivable and capital lease obligations. As of October 31, 2015 and January 31, 2015, the carrying amounts of these instruments approximate their fair values. The estimated fair values have been determined from information obtained from market sources and management estimates.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of October 31, 2015:

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$12,517	$12,517	$—	$—

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

The following table reflects the carrying value of intangible assets as of October 31, 2015:

	October 31, 2015
	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(1,373)	$2,132
Access to facilities contract	38	(38)	—

Total	$3,543	$(1,411)	$2,132

The following table reflects the carrying value of intangible assets as of January 31, 2015:

	January 31, 2015
	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(1,110)	$2,395
Access to facilities contract	38	(38)	—

Total	$3,543	$(1,148)	$2,395

Amortization expense of intangible assets was $88 for each of the three months ended October 31, 2015 and 2014 and $263 for each of the nine months ended October 31, 2015 and 2014.

9. Commitments and Contingencies

Legal Contingencies

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. There is no litigation pending that could, individually or in the aggregate, reasonably be expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

Based on historical experience and information known as of October 31, 2015 and January 31, 2015, the Company has not recorded any liabilities for these guarantees and indemnities.

Operating Leases

Effective July 1, 2015, the Company entered into an amendment to the lease for its corporate headquarters space in Burlington, Massachusetts. The amendment extends the lease term, originally set to expire in March 2016, through March 2023 and reduces the leased space from 65,941 square feet to 44,241 square feet. The 21,700 square foot reduction primarily relates to first floor space that had been subleased by the Company to a subtenant, and under the terms of the amendment, the landlord assumed the sublease effective July 1, 2015. The amendment also provides for a tenant improvement allowance of up to $1,681 to cover renovations that are being made to the retained second floor space over the remainder of fiscal year 2016. Management believes that the renovated space will be suitable and adequate to meet the Company’s planned growth needs at its headquarters over the next several years.

In conjunction with the relinquishment of the first floor space, the amendment reduced the Company’s required security deposit letter of credit from $525 to $352. The reduction of the letter of credit is reflected as a change in restricted cash in the investing activity section of the accompanying consolidated statement of cash flows.

Effective August 1, 2015, the Company entered into an amendment to the lease for its office space located in Japan. The amendment extends the lease term, originally set to expire in November 2015, through November 2017 and increases the leased space from approximately 4,047 square feet to 7,512 square feet.

In conjunction with the purchase of additional computer processor equipment for its high performance computing data center in New Jersey described in Note 4, effective as of September 1, 2015, the Company’s hosting and support arrangement for that facility was expanded to account for the new equipment.

As of October 31, 2015, after taking into consideration the above amendments, total future minimum lease payments under non-cancelable lease arrangements are as follows:

Fiscal year ended January 31,
2016 (remainder as of October 31, 2015)	$1,211
2017	4,711
2018	4,688
2019	4,209
2020	2,980
2021	2,086
Thereafter	3,942

$23,827

10. Stockholders’ Equity and Stock-Based Compensation

Warrants Exercised

In July 2015, Massachusetts Capital Resource Company exercised warrants to purchase 21,538 shares of common stock at a cash exercise price of $6.11 per share. The Company has no remaining outstanding warrants as of October 31, 2015.

Stock-Based Compensation Expense

The fair value of common stock service-based options for employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	Nine Months Ended October 31,
	2015	2014
Estimated dividend yield	0%	0%
Expected stock price volatility	36.8%	47.4%
Weighted-average risk-free interest rate	2.0%	2.2%
Expected life of options (in years)	6.23	6.25

The weighted-average grant date fair value per share for service-based stock options granted in the three and nine months ended October 31, 2015 was $4.14 and $4.21, respectively. The weighted average grant date fair value per share for service-based stock options granted in the three and nine months ended October 31, 2014 was $5.04 and $5.48, respectively.

For standard service-based stock options, the Company records stock-based compensation expense over the estimated service/vesting period. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.

Performance-based stock options are recognized as expense over the requisite service period when it becomes probable that performance measures triggering vesting will be met. Certain grants vested during the first quarter of fiscal year 2016 based on achieved performance metrics for fiscal year 2015. As of October 31, 2015, the Company concluded that it was probable that required metrics for certain performance-based grants would be achieved for fiscal year 2016. As a result, the Company recognized $228 in share-based compensation expense associated with these options.

Total stock-based compensation expense related to stock options and restricted stock units issued by the Company is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Cost of revenues	$64	$52	$186	$134
Sales and marketing	117	88	317	249
Research and development	265	200	691	547
General and administrative	215	193	572	473

Total	$661	$533	$1,766	$1,403

The total unrecognized compensation cost related to outstanding stock options is $4,224 at October 31, 2015. This amount is expected to be recognized over a weighted-average period of 2.45 years.

11. Income Taxes

For the three and nine months ended October 31, 2015, the Company’s income tax provision was $344 and $472, respectively. The provision for both periods primarily consists of the tax effects of foreign operating results and foreign withholding taxes. For the three and nine months ended October 31, 2014, the income tax provision was $214 and $15,870, respectively. The provision for the nine months ended October 31, 2014 includes a $14,506 non-cash charge to record a valuation allowance against the Company’s United States net deferred tax assets and a $700 non-cash write-off of state deferred tax assets.

In determining the realizability of the net United States federal and state deferred tax assets, the Company considers numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies and the industry in which it operates. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of the Company’s United States deferred tax assets in the first quarter of fiscal year 2015. To the extent that the financial results of the United States operations improve in the future and the deferred tax assets become realizable, the Company will reduce the valuation allowance through earnings.

The Company does not expect that its unrecognized tax benefit will change significantly within the next twelve months. The Company and one or more of its subsidiaries file United States federal income tax returns and tax returns in various state and foreign jurisdictions. With limited exceptions, the Company is no longer subject to federal, state, local or foreign examinations for years ending prior to January 31, 2011. However, carryforward attributes that were generated in tax years ending prior to January 31, 2012 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset its taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. During the first quarter of fiscal year 2015, management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. The Company’s management has determined that, as of October 31, 2015, it had not experienced another ownership change for purposes of Section 382. However, future transactions in the Company’s common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset the Company’s taxable income, if any. Any such limitation, whether as the result of sales of common stock by the Company’s existing stockholders or sales of common stock by the Company, could have a material adverse effect on the Company’s results of operations in future years.

12. Geographic Information

Revenue by geographic area, attributed to individual countries based upon location of the external customer, is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
United States	$5,320	$4,332	$13,462	$10,616
Japan	2,917	2,339	7,396	6,857
Germany	2,431	3,026	7,081	8,555
United Kingdom	1,700	1,220	5,403	3,609
France	1,768	2,361	5,387	6,597
Korea	1,464	1,319	4,170	3,974
Sweden	420	501	1,377	1,846
Other	944	860	2,911	2,517

Total	$16,964	$15,958	$47,187	$44,571

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic areas were as follows:

	October 31, 2015	January 31, 2015
United States	$10,449	$6,080
France	421	590
Germany	122	132
Japan	139	91
Other	63	68

Total property and equipment, net	$11,194	$6,961

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the nine months ended October 31, 2015, revenue growth was driven by continued deployment of our simulation solutions in the installed base as well as by the addition of new customers. Investments made in field resources over the past two fiscal years are yielding growth in both project and license revenue. The strengthening U.S. dollar, particularly against the Euro and yen, had a material negative impact on revenue performance as compared to the same period last year. The geographic mix of revenue outside of the Americas is consistent with historical trends but does reflect the impact of the weaker Euro and yen. During the nine months ended October 31, 2015, 73% of our revenue came from outside of the Americas as compared to 76% for the same period last year. Revenue for the nine months ended October 31, 2015 was $47.2 million, with growth of 5.9% over the same period a year ago and 15.8% when measured on a constant currency basis. See “— Non-GAAP Measures” below for information about how we calculate and use revenue on a constant currency basis.

As a percent of revenue, our total operating expenses for the nine months ended October 31, 2015 increased approximately 0.7% when compared to the same period last year. This reflects our investment in resources to drive top line growth, including sales, marketing and research and development. While the majority of our expense base is in the United States, we have field resources based in our international offices which provide some natural foreign exchange hedge. As a result, the strengthening dollar had a positive impact on total operating expenses when compared to the same period last year. For the nine months ended October 31, 2015, total operating expenses were $49.9 million, with growth of 6.6% over the same period a year ago and 12.5% when measured on a constant currency basis. See “— Non-GAAP Measures” below for information about how we calculate and use operating expenses on a constant currency basis.

As a percent of revenue, our loss from operations for the nine months ended October 31, 2015 was 0.7% higher than the same period last year, primarily as a result of the foreign currency impacts described above. Adjusted EBITDA for the nine months ended October 31, 2015, as described in the Non-GAAP Measures section below, was slightly improved at $1.5 million when compared to $1.3 million in the same period last year.

We ended the quarter with cash and cash equivalents of $23.2 million compared to $21.8 million as of January 31, 2015. This reflects strong accounts receivable collections activity and normal seasonal cash flows. Capital expenditures increased during the nine months ended October 31, 2015 over the same period last year, primarily due to $4.7 million of investments in computer processor equipment for our high performance computing data center in New Jersey and due to renovations to our headquarter office in Burlington, Massachusetts.

Results of Operations for the Three Months Ended October 31, 2015 and 2014

The following tables set forth, for the periods presented, data from our consolidated statements of operation, as well as that data as a percentage of revenues.

	Three Months Ended October 31,
(in thousands)	2015	2014

Revenue:
License revenue	$13,966	$12,866
Project revenue	2,998	3,092

Total revenues	16,964	15,958

Operating expenses: (1)
Cost of revenues	5,118	4,562
Sales and marketing	2,336	2,442
Research and development	6,143	5,462
General and administrative (2)	3,456	3,171

Total operating expenses	17,053	15,637

(Loss) income from operations	(89)	321

Other income (expense), net:
Foreign exchange gain	51	194
Interest expense	(60)	(88)
Interest income	3	3
Other income, net	6	4

Total other income (expense), net	0	113

(Loss) income before income taxes	(89)	434
Provision for income taxes	(344)	(214)

Net (loss) income	$(433)	$220

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended October 31,
(in thousands)	2015	2014
Cost of revenues	$64	$52
Sales and marketing	117	88
Research and development	265	200
General and administrative	215	193

Total stock-based compensation expense	$661	$533

(2)	Includes amortization expense related to intangible assets as follows:

	Three Months Ended October 31,
(in thousands)	2015	2014
General and administrative	$88	$88

	Three Months Ended October 31,
(as a percent of total revenue)	2015	2014

Revenue:
License revenue	82.3%	80.6%
Project revenue	17.7%	19.4%

Total revenues	100.0%	100.0%

Operating expenses:
Cost of revenues	30.2%	28.6%
Sales and marketing	13.8%	15.3%
Research and development	36.2%	34.2%
General and administrative	20.4%	19.9%

Total operating expenses	100.5%	98.0%

(Loss) income from operations	(0.5)%	2.0%

Other income (expense), net:
Foreign exchange gain	0.3%	1.2%
Interest expense	(0.4)%	(0.6)%
Interest income	0.0%	0.0%
Other income, net	0.0%	0.0%

Total other income (expense), net	0.0%	0.7%

(Loss) income before income taxes	(0.5)%	2.7%
Provision for income taxes	(2.0)%	(1.3)%

Net (loss) income	(2.6)%	1.4%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of Three Months Ended October 31, 2015 and 2014

Revenue

	Three Months Ended October 31,
(in thousands, except percentages)	2015	2014	Change	% Change
License revenue	$13,966	$12,866	$1,100	8.5%
Project revenue	2,998	3,092	(94)	(3.0)%

Total revenues	$16,964	$15,958	$1,006	6.3%

License revenue increased 8.5% from $12.9 million for the three months ended October 31, 2014 to $14.0 million for the three months ended October 31, 2015. The increase was driven by new license customers and by increased utilization of simulation capacity by existing customers. Two significant customers accelerated their consumption of simulation hours, resulting in the use of all of their respective contracted simulation capacity earlier than previously expected. Each of these customers entered into a contract renewal during the quarter ended October 31, 2015, pursuant to which we recognized an aggregate of $0.6 million of incremental license revenue during the period. Project revenue for the three months ended October 31, 2015 decreased by approximately $0.1 million, and was primarily attributable to negative fluctuations in foreign exchange rates compared with the same period a year ago.

Foreign exchange fluctuations, particularly the weakening of the Euro and the Japanese yen, negatively impacted total revenue in the three months ended October 31, 2015 by $1.2 million as compared to the three months ended October 31, 2014. On a constant currency basis, our total revenues in the three months ended October 31, 2015 increased 13.9% compared with the three months ended October 31, 2014.

Cost of revenues

	Three Months Ended October 31,
(in thousands, except percentages)	2015	2014	Change	% Change
Cost of revenues	$5,118	$4,562	$556	12.2%

Cost of revenues for the three months ended October 31, 2015 was $5.1 million, an increase of $0.6 million, or 12.2%, compared with $4.6 million during the three months ended October 31, 2014. As a percentage of revenues, cost of revenues increased to 30.2% for the three months ended October 31, 2015 compared to 28.6% for the three months ended October 31, 2014. The increase is attributable to $0.3 million of increased royalty costs associated with higher customer license levels and expanded use of an embedded sublicensed product, $0.2 million of increased personnel-related costs associated with the net addition of 8 new application engineers and merit-based compensation increases for existing personnel and $0.1 million of increased depreciation expense associated with expansions at our high performance computing data center in New Jersey.

Sales and marketing

	Three Months Ended October 31,
(in thousands, except percentages)	2015	2014	Change	% Change
Sales and marketing	$2,336	$2,442	$(106)	(4.3)%

Sales and marketing expenses for the three months ended October 31, 2015 were $2.3 million, a decrease of $0.1 million, or 4.3%, compared with $2.4 million during the three months ended October 31, 2014. As a percentage of revenues, sales and marketing expenses decreased to 13.8% for the three months ended October 31, 2015 compared to 15.3% for the three months ended October 31, 2014. Decreases of $0.3 million in personnel-related and travel costs were partially offset by an increase of $0.2 million in expenses associated with marketing programs and initiatives.

Research and development

	Three Months Ended October 31,
(in thousands, except percentages)	2015	2014	Change	% Change
Research and development	$6,143	$5,462	$681	12.5%

Research and development expenses for the three months ended October 31, 2015 were $6.1 million, an increase of $0.7 million, or 12.5%, compared to $5.5 million for the three months ended October 31, 2014. As a percentage of revenues, research and development expense increased to 36.2% for the three months ended October 31, 2015 compared to 34.2% for the three months ended October 31, 2014. Increased payroll and employee-related costs accounted for approximately $0.6 million of the increase, primarily as a result of the net addition of 14 new scientists and software engineers since the prior year period and merit-based compensation increases for existing personnel. The balance of the increase is primarily attributable to additional depreciation expense associated with expansions at our high performance computing data center in New Jersey.

General and administrative

	Three Months Ended October 31,
(in thousands, except percentages)	2015	2014	Change	% Change
General and administrative	$3,456	$3,171	$285	9.0%

General and administrative expenses for the three months ended October 31, 2015 were $3.5 million, an increase of $0.3 million, or 9.0%, compared to $3.2 million for the three months ended October 31, 2014. As a percentage of revenues, general and administrative expenses increased to 20.4% for the three months ended October 31, 2015 compared to 19.9% for the three months ended October 31, 2014. The increase is attributable to $0.1 million of moving, short term furniture rental and project management costs associated with our Burlington, Massachusetts headquarter renovation, $0.1 million of increased employee-related expenses and $0.1 million of other increased costs, including professional fees and depreciation expense.

Total other income (expense), net

	Three Months Ended October 31,
(in thousands, except percentages)	2015	2014	Change	% Change
Total other income (expense), net	$0	$113	$(113)	100%

Total other income (expense), net for the three months ended October 31, 2015 was $0 compared to total other income (expense), net of $0.1 million for the three months ended October 31, 2014. Total other income (expense), net consists primarily of foreign exchange gains and losses offset by interest expense associated with our capital lease obligations. The period-over-period change in total other income (expense), net is primarily attributed to foreign exchange fluctuations in the Euro and Japanese yen.

Provision for income taxes

	Three Months Ended October 31,
(in thousands, except percentages)	2015	2014	Change	% Change
Provision for income taxes	$344	$214	$130	60.7%

For the three months ended October 31, 2015 and 2014, our income tax provision was $0.3 million and $0.2 million, respectively. The provision for both periods primarily consists of the tax effects of foreign operating results and foreign withholding taxes.

In determining the realizability of the net United States federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies and the industry in which it operates. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of our United States deferred tax assets in the first quarter of fiscal year 2015. To the extent that the financial results of the United States operations improve in the future and the deferred tax assets become realizable, we will reduce the valuation allowance through earnings.

We do not expect that our unrecognized tax benefit will change significantly within the next twelve months. We and one or more of our subsidiaries file United States federal income tax returns and tax returns in various state and foreign jurisdictions. With limited exceptions, we are no longer subject to federal, state, local or foreign examinations for years ending prior to January 31, 2011. However, carryforward attributes that were generated in tax years ending prior to January 31, 2012 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset its taxable income. Specifically, this limitation may arise in the event we undergo a cumulative change in ownership of more than 50% within a three-year period. During the first quarter of fiscal year 2015, our management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. Our management has determined that, as of October 31, 2015, we have not experienced another ownership change for purposes of Section 382. However, future transactions in our common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or sales of common stock by us, could have a material adverse effect on our results of operations in future years.

Results of Operations for the Nine Months Ended October 31, 2015 and 2014

	Nine Months Ended October 31,
(in thousands)	2015	2014

Revenue:
License revenue	$39,185	$36,842
Project revenue	8,002	7,729

Total revenues	47,187	44,571

Operating expenses: (1)
Cost of revenues	14,516	13,790
Sales and marketing	7,264	7,518
Research and development	18,265	15,968
General and administrative (2)	9,849	9,510

Total operating expenses	49,894	46,786

Loss from operations	(2,707)	(2,215)

Other (expense) income, net:
Foreign exchange (loss) gain	(172)	325
Interest expense	(179)	(265)
Interest income	8	9
Other income, net	6	7

Total other (expense) income, net	(337)	76

Loss before income taxes	(3,044)	(2,139)
Provision for income taxes	(472)	(15,870)

Net loss	$(3,516)	$(18,009)

(1)	Amounts include stock-based compensation expense as follows:

	Nine Months Ended October 31,
(in thousands)	2015	2014
Cost of revenues	$186	$134
Sales and marketing	317	249
Research and development	691	547
General and administrative	572	473

Total stock-based compensation expense	$1,766	$1,403

(2)	Includes amortization expense related to intangible assets as follows:

	Nine Months Ended October 31,
(in thousands)	2015	2014
General and administrative	$263	$263

	Nine Months Ended October 31,
(as a percent of total revenue)	2015	2014

Revenue:
License revenue	83.0%	82.7%
Project revenue	17.0%	17.3%

Total revenues	100.0%	100.0%

Operating expenses:
Cost of revenues	30.8%	30.9%
Sales and marketing	15.4%	16.9%
Research and development	38.7%	35.8%
General and administrative	20.9%	21.3%

Total operating expenses	105.7%	105.0%

Loss from operations	(5.7)%	(5.0)%

Other (expense) income, net:
Foreign exchange (loss) gain	(0.4)%	0.7%
Interest expense	(0.4)%	(0.6)%
Interest income	0.0%	0.0%
Other income, net	0.0%	0.0%

Total other (expense) income, net	(0.7)%	0.2%

Loss before income taxes	(6.5)%	(4.8)%
Provision for income taxes	(1.0)%	(35.6)%

Net loss	(7.5)%	(40.4)%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of Nine Months Ended October 31, 2015 and 2014

Revenue

	Nine Months Ended October 31,
(in thousands, except percentages)	2015	2014	Change	% Change
License revenue	$39,185	$36,842	$2,343	6.4%
Project revenue	8,002	7,729	273	3.5%

Total revenues	$47,187	$44,571	$2,616	5.9%

License revenue increased 6.4% from $36.8 million for the nine months ended October 31, 2014 to $39.2 million for the nine months ended October 31, 2015. The increase was driven by new license customers and by increased utilization of simulation capacity by existing customers. Two significant customers accelerated their consumption of simulation hours, resulting in the use of all of their respective contracted simulation capacity earlier than previously expected. Each of these customers entered into a contract renewal during the quarter ended October 31, 2015, pursuant to which we recognized an aggregate of $0.6 million of incremental license revenue during the period. Project revenue increased by $0.3 million during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014 due to expanded sales and engineering efforts with new and existing customers.

Foreign exchange fluctuations, particularly the weakening of the Euro and the Japanese yen, negatively impacted total revenue in the nine months ended October 31, 2015 by $4.4 million as compared to the nine months ended October 31, 2014. On a constant currency basis, our total revenues in the nine months ended October 31, 2015 increased 15.8% compared with the nine months ended October 31, 2014.

Cost of revenues

	Nine Months Ended October 31,
(in thousands, except percentages)	2015	2014	Change	% Change
Cost of revenues	$14,516	$13,790	$726	5.3%

Cost of revenues for the nine months ended October 31, 2015 was $14.5 million, an increase of $0.7 million, or 5.3%, compared with $13.8 million during the nine months ended October 31, 2014. As a percentage of revenues, cost of revenues decreased slightly to 30.8% for the nine months ended October 31, 2015 compared to 30.9% for the nine months ended October 31, 2014. The period-over-period increase was almost entirely attributable to increased royalty costs of approximately $0.7 million associated with higher customer license levels and expanded use of an embedded sublicensed product.

Sales and marketing

	Nine Months Ended October 31,
(in thousands, except percentages)	2015	2014	Change	% Change
Sales and marketing	$7,264	$7,518	$(254)	(3.4)%

Sales and marketing expenses for the nine months ended October 31, 2015 were $7.3 million, a decrease of $0.3 million, or 3.4%, compared to $7.5 million for the nine months ended October 31, 2014. As a percentage of revenues, sales and marketing expenses decreased to 15.4% for the nine months ended October 31, 2015 compared to 16.9% for the nine months ended October 31, 2014. The decrease in sales and marketing expenses is primarily attributable to a $0.7 million decrease in payroll and employee-related costs, including reduced commission expense related to the timing of customer orders and lower travel expenses, and a $0.2 million decrease in consulting fees, offset by an increase of $0.6 million in costs related to marketing programs and initiatives.

Research and development

	Nine Months Ended October 31,
(in thousands, except percentages)	2015	2014	Change	% Change
Research and development	$18,265	$15,968	$2,297	14.4%

Research and development expenses for the nine months ended October 31, 2015 were $18.3 million, an increase of $2.3 million, or 14.4%, compared to $16.0 million for the nine months ended October 31, 2014. As a percentage of revenues, research and development expense increased to 38.7% for the nine months ended October 31, 2015 compared to 35.8% for the nine months ended October 31, 2014. Increased payroll and employee-related costs accounted for essentially all of the $2.3 million increase, primarily as a result of the net addition of 9 new scientists and software engineers since the prior year period and merit-based compensation increases for existing personnel.

General and administrative

	Nine Months Ended October 31,
(in thousands, except percentages)	2015	2014	Change	% Change
General and administrative	$9,849	$9,510	$339	3.6%

General and administrative expenses for the nine months ended October 31, 2015 were $9.8 million, an increase of $0.3 million, or 3.6%, compared to $9.5 million for the nine months ended October 31, 2014. As a percentage of revenues, general and administrative expense decreased to 20.9% for the nine months ended October 31, 2015 compared to 21.3% for the nine months ended October 31, 2014. Increased payroll and employee-related costs accounted for approximately $0.4 million of the increase, which was partially offset by a decrease of $0.1 million related to internet service charges.

Total other (expense) income, net

	Nine Months Ended October 31,
(in thousands, except percentages)	2015	2014	Change	% Change
Total other (expense) income, net	$(337)	$76	$(413)	543.4%

Total other (expense) income, net for the nine months ended October 31, 2015 was $(0.3) million, compared to total other (expense) income, net of $0.1 million for the nine months ended October 31, 2014. Total other (expense) income, net consists primarily of foreign exchange gains and losses and interest expense associated with our capital lease obligations. The period-over-period change to total other expense (income), net is primarily attributed to foreign exchange fluctuations in the Euro and Japanese yen.

Provision for income taxes

	Nine Months Ended October 31,
(in thousands, except percentages)	2015	2014	Change	% Change
Provision for income taxes	$472	$15,870	$(15,398)	(97.0)%

For the nine months ended October 31, 2015 and 2014, our income tax provision was $0.5 million and $15.9 million, respectively. The provision for the nine months ended October 31, 2015 primarily consists of the tax effects of foreign operating results and foreign withholding taxes. The provision for the nine months ended October 31, 2014 includes a $14.5 million non-cash charge to record a valuation allowance against the Company’s United States net deferred tax assets and a $0.7 million non-cash write-off of state deferred tax assets.

In determining the realizability of the net United States federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies and the industry in which it operates. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of our United States deferred tax assets in the first quarter of fiscal year 2015. To the extent that the financial results of the United States operations improve in the future and the deferred tax assets become realizable, we will reduce the valuation allowance through earnings.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset its taxable income. Specifically, this limitation may arise in the event we undergo a cumulative change in ownership of more than 50% within a three-year period. During the first quarter of fiscal year 2015, our management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. Our management has determined that, as of October 31, 2015, we have not experienced another ownership change for purposes of Section 382. However, future transactions in our common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or sales of common stock by us, could have a material adverse effect on our results of operations in future years.

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

Revenue and total operating expenses on a constant currency basis. Our international operations generate and incur expenses that are denominated in foreign currencies, and changes in currency exchange rates can materially affect our consolidated results of operations. Our principal exposures are to fluctuations in exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won. To provide investors with information concerning underlying trends in our business, we disclose revenue and total operating expenses on a constant currency basis, which we define as GAAP revenue or operating expenses, adjusted to reverse the impact of changes in the exchange rates of the principal currencies in which our international operations generated revenue and incurred expenses. We calculate revenue and total operating expenses on a constant currency basis by converting revenue or operating expenses that were generated in the currencies specified above during the three and nine months ended October 31, 2015 to United States dollars at assumed exchange rates equal to the exchange rates in effect for such currencies during the corresponding period of the previous fiscal year, rather than the exchange rates actually in effect during the current fiscal year.

Adjusted EBITDA. We define Adjusted EBITDA as EBITDA, excluding non-cash, stock-based compensation expense. We define EBITDA as net (loss) income, excluding depreciation and amortization, interest expense, net, other income, net, foreign exchange gain (loss) and provision for income taxes. The GAAP measure most comparable to Adjusted EBITDA is net (loss) income.

Non-GAAP operating (loss) income. We define non-GAAP operating (loss) income as GAAP operating (loss) income excluding non-cash, stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP operating (loss) income is operating (loss) income.

Non-GAAP net (loss) income. We define non-GAAP net (loss) income as GAAP net (loss) income excluding the after tax impact of non-cash, stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP net (loss) income is net (loss) income.

Non-GAAP net (loss) income per diluted share. We define non-GAAP net (loss) income per diluted share as GAAP net (loss) income per diluted share excluding the after tax impact of non-cash, stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP net (loss) income per diluted share is net (loss) income per diluted share.

Our management uses these non-GAAP financial measures to evaluate our operating performance and for internal planning and forecasting purposes. We believe that these measures help identify underlying trends in our business, are useful for comparing current results with prior period results, and are helpful to investors and financial analysts in assessing our operating performance. For example, our management considers Adjusted EBITDA to be an important indicator of our operational strength and the performance of our business and a good measure of our historical operating trends. However, each of these non-GAAP financial measures may have limitations as an analytical tool. In considering our Adjusted EBITDA, non-GAAP operating (loss) income, non-GAAP net (loss) income and non-GAAP net (loss) income per diluted share, investors should take into account the following reconciliations of these non-GAAP financial measures to the comparable GAAP financial measures:

Adjusted EBITDA:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2015	2014	2015	2014

Net (loss) income	$(433)	$220	$(3,516)	$(18,009)
Add back:
Depreciation and amortization	959	763	2,487	2,157
Interest expense, net	57	85	171	256
Other income, net	(6)	(4)	(6)	(7)
Foreign exchange (gain) loss	(51)	(194)	172	(325)
Provision for income taxes	344	214	472	15,870

EBITDA	870	1,084	(220)	(58)
Stock-based compensation expense	661	533	1,766	1,403

Adjusted EBITDA	$1,531	$1,617	$1,546	$1,345

Non-GAAP operating income (loss):

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2015	2014	2015	2014

Operating (loss) income	$(89)	$321	$(2,707)	$(2,215)
Add back:
Stock-based compensation expense	661	533	1,766	1,403
Amortization of acquired intangible assets	88	88	263	263

Non-GAAP operating income (loss)	$660	$942	$(678)	$(549)

Non-GAAP net income (loss):

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2015	2014	2015	2014

Net (loss) income	$(433)	$220	$(3,516)	$(18,009)
Add back:
Stock-based compensation expense	661	533	1,766	1,403
Amortization of acquired intangible assets	88	88	263	263
Income tax effect (1)	(265)	(220)	(710)	(583)

Non-GAAP net income (loss)	$51	$621	$(2,197)	$(16,926)

Non-GAAP net income (loss) per diluted share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014

Net (loss) income per diluted share (2)	$(0.03)	$0.02	$(0.24)	$(1.31)
Add back:
Stock-based compensation expense	0.05	0.04	0.12	0.10
Amortization of acquired intangible assets	0.01	0.01	0.02	0.02
Income tax effect (1)	(0.02)	(0.02)	(0.05)	(0.04)

Non-GAAP net income (loss) per diluted share (2)(3):	$0.00	$0.04	$(0.15)	$(1.24)

(1)	The tax effect of non-cash stock-based compensation expense and non-cash amortization of acquired intangibles is estimated using a blended rate equivalent to our statutory United States federal tax rate and our estimated state tax rate. The tax effect is exclusive of any impact from valuation allowances established against our United States net deferred tax assets and other discrete items. Due to the differences in the tax treatment of items excluded from non-GAAP earnings, as well as the methodology applied to our estimated annual tax rates as described above, our estimated tax rate on non-GAAP income may differ from our GAAP tax rate and from our actual tax liabilities.
(2)	Share amounts utilized on a fully diluted basis were approximately 14.6 million and 14.7 million for the three months ended October 31, 2015 and 2014, respectively, and 14.5 million and 13.7 million for the nine months ended October 31, 2015 and 2014, respectively.
(3)	Due to rounding, totals may not equal the sum of line items in the table above.

Liquidity

Overview

Our primary sources of liquidity during the nine months ended October 31, 2015 were cash and cash equivalents on hand, cash flows provided by operating activities and cash proceeds from stock option and warrant exercises. Our primary uses of cash during the nine months ended October 31, 2015 were capital expenditures and payments of capital lease obligations. As of October 31, 2015, we had $23.2 million in cash and cash equivalents.

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

Net cash provided by operating activities for the nine months ended October 31, 2015 was $3.9 million. Net cash used in operating activities for the nine months ended October 31, 2014 was $2.1 million. The increase during the current year period is primarily the result of fluctuations in accounts receivable and deferred revenue, which typically vary depending on the timing of our receipt and invoicing of customer orders and the timing of cash payments to us from customers.

Net Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended October 31, 2015 and 2014 was $1.4 million and $0.7 million, respectively. Capitalized renovations to our Burlington, Massachusetts headquarter office accounted for the majority of the increase in purchases of property and equipment during the current year period. In addition, restricted cash decreased by $0.2 million during the third quarter of fiscal 2016 as a result of the release of a portion of our required security deposit letter of credit in connection with the amendment of our corporate headquarters lease

Net Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended October 31, 2015 was $1.0 million, and consists of payments on our capital lease obligations of $2.1 million, partially offset by proceeds from stock option and warrant exercises of $1.2 million. Net cash used in financing activities for the nine months ended October 31, 2014 was $1.6 million, and consisted primarily of payments on our capital lease obligations of $2.3 million, partially offset by proceeds from stock option exercises of $0.7 million.

In September 2015, we financed $4.4 million of computer processor equipment, which we obtained under a capital lease arrangement as part of our investment to significantly expand the computing capacity at our high performance computing data center in New Jersey. The repayment of the associated capital lease obligation will occur over three years.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of either October 31, 2015 or January 31, 2015.

Contractual Commitments

Operating Leases

Effective July 1, 2015, we entered into an amendment to the lease for our corporate headquarters space in Burlington, Massachusetts. The amendment extends to the lease term, originally set to expire in March 2016, through March 2023 and reduces the leased space from 65,941 square feet to 44,241 square feet. The 21,700 square foot reduction primarily relates to first floor space that we had previously subleased to a subtenant, and under the terms of the amendment, the landlord assumed the sublease effective July 1, 2015. The amendment also provides for a tenant improvement allowance of up to $1.7 million to cover renovations that will be made to the retained second floor space over the remainder of fiscal year 2016. We believe that the renovated space will be suitable and adequate to meet our planned growth needs at our headquarters over the next several years.

In conjunction with the relinquishment of the first floor space, the amendment reduces our required security deposit letter of credit from $0.5 million to $0.4 million. The reduction of the letter of credit is reflected as a change in restricted cash in the investing activity section of the accompanying consolidated statement of cash flows.

Effective August 1, 2015, we entered into an amendment to the lease for our office located in Japan. The amendment extends the lease term, originally set to expire in November 2015, through November 2017 and increases the leased space from approximately 4,047 square feet to 7,512 square feet.

In conjunction with the purchase of additional computer processor equipment for our high performance computing data center in New Jersey, effective as of September 1, 2015, our hosting and support arrangement for that facility was expanded to account for the new equipment.

As of October 31, 2015, after taking into consideration the above amendments, total future minimum lease payments under non-cancelable lease arrangements are as follows (in millions):

Fiscal year ended January 31,
2016 (remainder as of October 31, 2015)	$1.2
2017	4.7
2018	4.7
2019	4.2
2020	3.0
2021	2.1
Thereafter	3.9

$23.8

Capital Resources

Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new solutions and applications, the sales and marketing resources needed to further penetrate our market and gain acceptance of new solutions and applications we develop, the expansion of our operations in the United States and internationally and the response of competitors to our solutions and applications. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. Our practice has been to reinvest the undistributed earnings of our foreign subsidiaries in their local jurisdictions, and we currently do not intend to repatriate such earnings. As of October 31, 2015 and January 31, 2015, $6.8 million and $5.8 million, respectively, of our cash is held in bank accounts outside the United States and may not be available to fund our domestic operations and obligations without paying taxes upon repatriation.

We expect to be able to meet the funding needs of our United States operations and do not currently intend to repatriate undistributed earnings that have been indefinitely reinvested in our international subsidiaries.

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

The Euro was approximately 15.4% weaker against the United States dollar, on average, for the nine months ended October 31, 2015, when compared with the nine months ended October 31, 2014. The resulting net overall impact to revenue and operating expense was a decrease of approximately $3.2 million and $2.1 million, respectively, during the nine months ended October 31, 2015.

The exchange rate impact of other currencies for the nine months ended October 31, 2015, primarily driven by a weaker Japanese yen, was a decrease to revenue and operating expense of approximately $1.2 million and $0.6 million, respectively.

For the nine months ended October 31, 2015, a 10% change in the exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won would have resulted in a $2.4 million change in revenue.

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of October 31, 2015 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Use of Proceeds

On July 3, 2012, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-176019), which was declared effective by the Securities and Exchange Commission on June 27, 2012. The underwriters for the offering were Stifel Nicolaus & Company, Incorporated, Robert W. Baird & Co. Incorporated, Canaccord Genuity Inc. and Needham & Company, LLC. We did not use any of the net proceeds from this offering during the three months ended October 31, 2015.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012).

3.3	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013).

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen A. Remondi, President and Chief Executive Officer of Exa Corporation.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Richard F. Gilbody, Chief Financial Officer of Exa Corporation.

32.1**	Section 1350 Certification, executed by Stephen A. Remondi, President and Chief Executive Officer of Exa Corporation.

32.2**	Section 1350 Certification, executed by Richard F. Gilbody, Chief Financial Officer of Exa Corporation.

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Filed herewith.
**	Furnished herewith.

EXA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXA CORPORATION (Registrant)

By:	/s/ Richard F. Gilbody
Richard F. Gilbody
Chief Financial Officer

Date: December 3, 2015