Form 10-K
period 2016-01-31
EXA CORP
filed 2016-03-21
CIK 890264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2015 based on the closing price of the registrant’s common stock on such date as reported by the NASDAQ Global Market: $127,197,746.

As of March 11, 2016, 14,631,119 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before May 31, 2016 are incorporated by reference in Part III of this Annual Report on Form 10-K.

EXA CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED January 31, 2016

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

We currently focus primarily on the ground transportation market, including manufacturers in the passenger vehicle, highway truck, off-highway vehicle and train markets, as well as their suppliers. Over 150 manufacturers currently utilize our products and services, including 14 of the global top 15 passenger vehicle manufacturer groups such as BMW, Ford, Hyundai, Jaguar Land Rover, Nissan, Porsche, Renault, Toyota and Volkswagen; truck and off-highway vehicle manufacturers such as Hyundai, Kenworth, Kobelco, MAN, Peterbilt, Scania and Volvo Truck; and suppliers to these manufacturers, such as Cummins, Denso and Delphi. We are also beginning to explore other markets in which we believe the capabilities of PowerFLOW have broad application, such as the aerospace, oil and gas production, chemical processing, architecture, engineering and construction, power generation, biomedical and electronics industries.

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

We derive our revenue primarily from the sale of our simulation software, using an annual capacity-based licensing model. Our customers usually purchase PowerFLOW simulation capacity under one-year term licenses, with a minority utilizing multi-year arrangements or a “pay as you go” model. Simulation capacity may be purchased as software-only, to be run on the customer’s own computer hardware, or provided in the form of software-as-a-service, via our hosted PowerFLOW ExaCLOUD or OnDemand offerings. To introduce new customers to our simulation solutions, we typically perform fixed-price projects that include simulation services, along with engineering and consulting services. ExaCLOUD continues to play an increasingly important role in our new customer acquisition go-to-market model, as virtually all of our projects are now being delivered using that facility, thereby exposing our customers to its capabilities. Customers typically license our products for one application, such as aerodynamics, and over time expand to other applications such as thermal management or aeroacoustics.

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

We were founded in 1991 and had 322 employees worldwide at January 31, 2016. Our corporate headquarters, including our principal administrative, marketing, technical support, research and product development facilities, are located in Burlington, Massachusetts. Our website is www.exa.com, and we make available through the investor relations section of this site, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. We also make our code of ethics and certain other governance documents and policies available through our website. We intend to make required disclosures of amendments to our code of ethics, or waivers of a provision of our code of ethics, on the “Corporate Governance” page of our website’s investor center.

Customers and Markets

Our initial focus has been on the ground transportation market, and primarily on makers of passenger vehicles, due to the immediate benefits and strong value proposition of our solutions for vehicle manufacturers. Over 95% of our fiscal year 2016 revenues were generated from the ground transportation market, including 64% from our ten largest customers and 11% from our largest customer.

The segments of the ground transportation market that we serve include the following:

•	Passenger vehicle manufacturers;

•	Highway truck manufacturers;

•	Off-highway vehicle manufacturers (including agricultural, construction and military vehicles and machines);

•	Train manufacturers; and

•	Suppliers to the above manufacturers.

Over 150 manufacturers currently utilize our products and services, including 14 of the global top 15 passenger vehicle manufacturer groups, based on motor vehicle production volume for 2014, as reported by the Organisation Internationale des Constructeurs d’Automobiles, or the International Organization of Vehicle Manufacturers, such as BMW, Ford, Hyundai, Jaguar Land Rover, Nissan, Porsche, Renault, Toyota and Volkswagen; truck and off-highway vehicle manufacturers such as Hyundai, Kenworth, Kobelco, MAN, Peterbilt, Scania and Volvo Truck; and suppliers to these manufacturers, such as Cummins, Denso and Delphi. We continue to add new customers as well as deploy our solutions more broadly into our current installed base. We believe that the top global passenger vehicle manufacturers continue to represent significant growth opportunities for us given the breadth of our applications and additional deployment expansion.

We have also begun to explore new markets in which we believe the capabilities of PowerFLOW have broad application, including the aerospace, oil and gas production, chemical processing, architecture and construction, power generation, biomedical and electronics industries. For example, we have a prototype for multi-phase fluids that we believe would be of value to the oil and gas, chemical and power generation markets. This wide range of industries face increasing and often conflicting demands to:

•	meet customer and regulatory requirements for improved efficiency in areas such as fuel economy and reduced environmental impact;

•	meet customer desires for innovative product designs;

•	optimize products for quality, performance and safety;

•	accelerate product development cycles and time-to-market; and

•	reduce product development, material and warranty costs.

All of these activities are significantly influenced by rising consumer expectations for more efficient and environmentally sensitive products, and by government regulatory activity that is pervasive in many industries. For example, in our key ground transportation market, the product strategies of automobile manufacturers have for years been shaped by their need to comply with an array of regulatory requirements, including mandatory corporate average fuel economy, or CAFE, standards. The United States passenger car and light truck CAFE standard continues to rise, from 27.3 miles per gallon, or MPG, in 2011 to 35.5 MPG in 2016 and to a proposed 56.2 MPG by 2025, requiring an approximately 60% increase in fuel economy performance over the next nine years. Similar mandates relating to particulate and CO2 emissions apply in other segments of the transportation industry. For manufacturers of transportation systems, achieving these goals requires major improvements in aerodynamics, weight, and propulsion systems of their products. Our customers need to attain these goals while continuing to meet customer demands for aesthetically pleasing and innovative product designs.

The automotive design process in our key ground transportation market demonstrates how these goals often conflict, requiring manufacturers to make careful trade-offs of competing values. The automotive designer’s task is not to create the most attractive, or fastest, or quietest, or most fuel-efficient car, but rather a car that satisfies sufficiently the design preferences and functional and quality expectations of its target customer, offers fuel efficiency within a desired target range, and can be brought to market on time at an acceptable profit. This need to optimize the balance of industrial design, performance factors, cost and process efficiencies is a continual challenge for the ground transportation industry and many other industries, as they seek to develop new and innovative products.

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

In many industries, a critical element of optimizing product design is predicting how an object or mechanical system will interact with air, water or other fluids. Software-based simulation tools using computational fluid dynamics, or CFD, methods have been commercially available for over 40 years. In this approach, numerical methods are utilized to provide approximate solutions to the Navier-Stokes equations, which statistically describe the behavior of a fluid in motion. The limitations of this approach are not with the Navier-Stokes equations but with the numerical techniques utilized to find approximate solutions to them for industrial problems. Most existing fluid dynamics solutions are limited in their ability to analyze highly complex geometries and predict the flow at a high level of accuracy within practical time frames.

Technology, Products and Applications

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

Customers use our PowerFLOW simulation solutions to enhance the performance of their products, reduce product development costs and improve the efficiency of their product development processes. Our technology and products are catalyzing a disruptive change in how our customers design, engineer and optimize their products. Simulation-driven design enabled by PowerFLOW makes predictive information available earlier in the design process, permitting deeper exploration of the design space, with iterative simulations providing insight into how new concepts can improve the design. For example, our customers in the ground transportation market tell us that this has enabled them to improve their development processes by replacing physical prototype testing at many stages of the vehicle development process with robust, detailed and accurate digital simulations. This allows the final prototype stage to be primarily one of confirmation rather than discovery.

Products

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

The complete PowerFLOW software suite includes the simulation engine and grid generation engine (also called the discretizer), along with complementary pre- and post-processing software products. The software is delivered in a client/server architecture, or through our cloud-based offering, ExaCLOUD. When utilizing the client server architecture, the computationally intensive discretization and simulation processes generally run on a centralized multi-processor simulation server, while the front-end applications for simulation preparation and back-end applications for post-processing analysis run on desktop clients that interact with the central server. With the ExaCLOUD solution, many of the client features and functions are accessed through a web browser, and all of the complex computational intensive processes are run in our hosted high performance computing environment.

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

Simulation Analysis	Key Features

PowerINSIGHT	A graphical user interface that offers a library of user configurable templates and generates comparative results, allowing users to interactively browse these results to gain insight into their simulation and automatically generate reports in a variety of formats, including PowerPoint.

PowerVIZ	High-performance visualization and analysis application used for processing simulation results from PowerFLOW and spectral analysis results from PowerACOUSTICS. Provides a wide variety of tools to perform detailed analyses, a fast, intuitive, and interactive user interface, and the ability to quickly process large data sets. Different visualization techniques can be combined within the same image to explore simulation data.

PowerACOUSTICS	Enables accurate pressure fluctuation prediction, noise source identification, wind noise transmission to interior, and sound package parameter study capabilities.

ExaCLOUD Simulation Platform	ExaCLOUD provides PowerFLOW simulation preparation and analysis functionality through a browser rather than through client software. It also manages the simulation server in the cloud.

Applications

Our goal is to promote simulation-based design techniques throughout each of the core disciplines and departments within our customers’ organizations, which, for customers in the ground transportation market, include aerodynamics, thermal management, aeroacoustics, climate control and powertrain. Each of these departments is responsible for a particular aspect of the design of a vehicle and tradeoffs often must be made between the priorities of these departments. For example, a design change made to improve the aerodynamic properties of a vehicle may negatively affect the thermal management or aeroacoustic properties of the vehicle. Our customers tell us that by providing timely and accurate insights about the performance of alternative design approaches early in the product development cycle, our products allow their engineers to better understand these tradeoffs and thereby reduce the likelihood of expensive redesigns or engineering fixes to remedy problems that might otherwise only be discovered late in the product development program. Toward that end, our applications management teams dedicated to each of these disciplines seek opportunities to apply our core fluids and related physics simulation engines to address new target problems. In this process, we develop new solutions, which can then be marketed to other customers, all of which drives simulation consumption.

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

By adding functionality that addresses phenomena such as thermal radiation or acoustic transmission, we have been able to provide our customers with solutions that extend beyond our initial fluid dynamics focus. As we continue to add new applications solutions to broaden the range of simulation problems that PowerFLOW can address, adoption of our technology has spread from the automotive market that was our initial focus to other segments of the ground transportation industry. For example, the addition of thermal management capability to our product in fiscal year 2008 enabled us to offer simulation solutions to the truck and off-highway equipment markets, in which thermal management is a significant challenge. In fiscal year 2016, these market segments accounted for approximately 19% of our total revenue. Deployment of each new functional solution results in increased utilization of simulation capacity by our customers, which leads to new license purchases and revenue. We believe the customer base for most of these applications remains only partially deployed. As our customers gradually alter their development processes to take more advantage of the digital development methods we are enabling, we seek opportunities to cross-sell our products to new engineering groups within our existing customers.

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

•

Predictable business model. Our revenue is derived primarily from the sale of access to our simulation software, under annual capacity-based licenses for which we typically invoice our customers at the beginning of the license term. The principal driver of our revenue growth is customers’ increased consumption of simulation capacity, as our solutions penetrate more deeply and widely across their organizations. The recurring nature of our revenues, as customers annually renew or increase their simulation capacity, provides high visibility into future performance. On average over the last three fiscal years, more than 52% of our annual revenue was attributable to contractual commitments that were in place at the beginning of the fiscal year.

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

Growth Strategy

Our goal is to become the global leader in digital simulation solutions in the target markets we serve. Our strategies to achieve this objective include:

•

Deepen deployment in our existing customer base. We remain underpenetrated at our existing customers and see significant growth potential as they migrate their product development processes based on physical test and prototypes to digital-based approaches. Once our PowerFLOW technology has been adopted in one area of a customer’s organization, we seek opportunities to expand to other disciplines and departments. Our core technology and product architecture, which use the same geometric model for aerodynamic, thermal management and aeroacoustic analysis, along with our intuitive user interface and case preparation tools, ease deployment and facilitate sharing of data and collaboration across departments. We continue to expand our suite of applications, further expanding the deployment opportunities in our installed base.

•

Add new customers in the ground transportation market. We believe that the addressable market in ground transportation is significantly underpenetrated and there continue to be favorable regulatory and market dynamics pushing the industry to improve fuel efficiency and emissions and enhance the performance and quality of its products. Hundreds of passenger car, highway truck and off-highway vehicle manufacturers and their suppliers worldwide represent potential new customers for us. We intend to continue to add sales personnel to capture this opportunity. We have launched the ExaCLOUD platform to extend our product capabilities into customer segments that were previously difficult to reach. With a low barrier of entry and access to significant computing capacity, we see this platform as an important part of our growth outside of our larger, core customer base.

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

•

Explore new vertical markets. We believe that our solution has the potential to transform the design process not only in our current target market but in other markets that face similar problems, including the aerospace, oil and gas production, chemical processing, architecture, engineering and construction, power generation, biomedical and electronics industries. Our core technology is extendable to applications beyond those required in the ground transportation market. We continue to invest in and develop our aerospace vertical business with domain expertise and new applications. We have built a customer base of both airframe and supply chain manufacturers. We have also developed a prototype simulation capability for multi-phase fluid flows, such as air-water mixtures, that we believe would be of value to the oil and gas, chemical and power generation markets. To date, our most mature application of this technology is in the oil and gas industry where we are exploring early-stage customer adoption models.

•

Selectively pursue strategic acquisitions. There are many fragmented and complementary software products and technologies that would enable us to expand our product and solutions offering, increase the value delivered to our customers, and expand our customer base. We will selectively pursue opportunities to acquire complementary business, products or technologies.

Sales and Marketing

We sell our products and services primarily through our field team of 169 persons in the United States, United Kingdom, France, Germany, Italy, Japan, Korea and China at January 31, 2016, including 28 sales executives, 32 technical account managers assigned to our most deployed customers, a worldwide staff of 106 applications engineers and 3 marketing coordinators. We also sell our products and services through a distributor in India and through a sales agent in Brazil.

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

To introduce new customers to our simulation solutions, we typically perform fixed-price projects that include simulations accessed via our ExaCLOUD facilities, along with engineering and consulting services. Initial projects typically focus on a specific real problem in an active development program and are executed over the course of a few weeks or months. We may perform one or a series of projects, in which our applications management teams work with the design and engineering groups in various disciplines within our customers’ organizations to identify their needs and to assist the customer in validating and implementing our solution. As we work with the customer in project-based mode, we work towards building a value proposition that supports a license sale.

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

Simulation capacity may be purchased as software-only, to be run on the customer’s own computer hardware, or provided in the form of software-as-a-service, via our hosted PowerFLOW OnDemand and ExaCLOUD offerings. We provide our PowerFLOW OnDemand and ExaCLOUD services primarily through a data center operated by IBM in Piscataway, New Jersey. We separately license the front-end and back-end applications software that interfaces with our simulation server software for a fixed annual fee, based on the number of concurrent users at the customer. As customers continue to use our solutions and deploy them more widely within their organizations, their consumption of our simulation services typically increases. We offer volume discounts based on the annual volume of simulation capacity ordered.

Research and Development

Our product development activities are carried out by our research and development organization, which at January 31, 2016 encompassed 124 persons, including 29 scientists engaged in basic research in fluid dynamics, 49 software engineers, 36 applications management personnel and 10 product management personnel. Our senior research and development scientists include leaders in the field of fluid dynamics who have pioneered the use of the lattice Boltzmann method. Our applications management teams, which are organized around the core engineering disciplines and departments within our customers’ organizations, perform a critical role in establishing and executing our product development roadmap, by identifying customer needs, developing product requirements and working with customers to implement and improve our solutions. Examples of our current research and development activities include basic research to improve the capabilities and performance of our core fluids simulation engine, which is currently in its fifth generation, as well as the expansion of our solutions to address new simulation applications, for example, modeling of moving geometries such as rotating machinery. Our total expenditures on research and development were $24.1 million, or 36.9% of total revenues in fiscal year 2016, $21.8 million, or 35.5% of total revenues in fiscal year 2015 and $18.2 million, or 33.5% of total revenues in fiscal year 2014. In order to maintain and extend our technology leadership and competitive position, we intend to continue to devote significant effort to our research and development activities.

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

We have obtained or applied for patent protection with respect to some of our core intellectual property, but generally do not rely on patents as a principal means of protecting intellectual property. As of January 31, 2016, we owned ten patents issued in the United States and had fifteen pending patent applications in the United States.

We conduct business under our trademarks and use trademarks on some of our products. We believe that having distinctive marks may be an important factor in marketing our products. As of January 31, 2016, we have registered fourteen of our significant trademarks in the United States and in limited subset in selected other countries. Although we have a foreign trademark registration program for selected marks, the laws of many countries protect trademarks solely on the basis of registration and we may not be able to register or use such marks in each foreign country in which we seek registration. We monitor use of our trademarks and intend to enforce our rights to our trademarks.

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

Executive Officers and Directors

The following table sets forth information with respect to our executive officers as of March 21, 2016:

Name	Age	Position
Stephen A. Remondi	50	Chief Executive Officer, President, Director

Richard F. Gilbody	56	Chief Financial Officer

Jean-Paul Roux	52	Senior Vice President of Global Aerospace and European Operations

Hudong Chen, Ph.D.	59	Chief Scientist, Senior Vice President of Physics

James Hoch	51	Senior Vice President of Software Development

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

A significant portion of our revenues is derived from renewals by our existing customers of annual licenses to use PowerFLOW, and in any fiscal period, a large portion of our revenue is typically attributable to a small number of significant customers. In fiscal years 2016, 2015 and 2014, approximately 64%, 58% and 61% of our revenue, respectively, was attributable to our ten largest customers in the aggregate. One customer accounted for approximately 11%, 10% and 12% of our revenue in fiscal years 2016, 2015 and 2014, respectively. Due to the concentration of revenue in a small number of customers, a significant reduction in usage of PowerFLOW by any of these customers, or the non-renewal of their annual licenses, due to the cancellation or postponement of vehicle development programs or for any other reason, could have a materially adverse effect on our results of operations.

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

If there are interruptions or delays in our PowerFLOW OnDemand or ExaCLOUD services due to third-party error, our own error or the occurrence of unforeseeable events, delivery of our solutions and the use of our service could become impaired, which could harm our relationships with customers and subject us to liability.

We provide PowerFLOW OnDemand and ExaCLOUD services primarily through a data center operated by IBM in Piscataway, New Jersey under an agreement with IBM pursuant to which IBM provides the data center hosting infrastructure. Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems, or those in the IBM data center, to fail, resulting in interruptions in our service. Interruptions or delays in our PowerFLOW OnDemand and ExaCLOUD service could result from the termination of our arrangement with IBM, third-party error, our own error, natural disasters or security breaches. Such interruptions or delays, whether accidental or willful, could harm our relationships with customers, damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability, cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could adversely affect our business, financial condition and results of operations.

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

International sales of PowerFLOW and our related products and services are important to our growth and profitability. In the fiscal year ended January 31, 2016, 71% of our revenue was attributable to sales in international markets, and at January 31, 2016, we had 15 offices in 8 countries. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations, and if we are unable to manage the various risks associated with supporting our international sales and service efforts effectively, the growth and profitability of our business may be adversely affected.

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

During the first quarter of fiscal year 2015, management determined that we experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. The annual limit is approximately $16.8 million for each of fiscal years 2016 through 2019, $8.0 million for fiscal year 2020 and $6.4 million for each fiscal year thereafter. The ownership change also resulted in the loss of our ability to utilize approximately $0.8 million of state net operating loss carryforwards, credits and other state attributes, which resulted in a write-off of the $0.8 million of state deferred tax assets during the first quarter of fiscal year 2015.

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

Our principal offices occupy approximately 44,000 square feet of leased office space in Burlington, Massachusetts pursuant to a lease agreement that expires in March 2023. We also maintain sales, support and applications management offices in Livonia, Michigan; Brisbane, California; Paris, France; Stuttgart, Germany; Munich, Germany; Ciriè, Italy; Yokohama, Japan; Seoul, Korea; and Shanghai, China. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

Price Range of Common Stock

Our common stock trades on the NASDAQ Global Market tier of the NASDAQ Stock Market under the symbol: “EXA.” The following table sets forth the high and low sales prices per share of our common stock, for each quarter during fiscal years 2016 and 2015.

	2016		2015
	High	Low	High	Low
First Quarter	$12.34	$9.53	$15.95	$10.49
Second Quarter	12.00	10.34	11.50	8.45
Third Quarter	11.48	9.02	12.89	8.61
Fourth Quarter	11.85	9.51	12.35	9.44

On March 11, 2016, the last reported sale price on the NASDAQ Global Market for our common stock was $11.43 per share. On March 11, 2016, there were approximately 81 holders of record of our common stock. This number does not include stockholders for whom our shares were held in “nominee” or “street” name.

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

Comparative Stock Performance

The following stock performance graph compares the cumulative total return to stockholders for our common stock for the period commencing June 26, 2012 (the date on which our common stock commenced trading on the NASDAQ Global Market) and ended January 31, 2016 against the cumulative total return of the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. The calculation of total cumulative returns assumes a $100 investment in our common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index, and assumes reinvestment of all dividends, if any. The historical information set forth below is not necessarily indicative of future performance.

	6/12	7/12	10/12	1/13	4/13	7/13	10/13	1/14	4/14	7/14	10/14	1/15	4/15	7/15	10/15	1/16
Exa Corporation	100.00	102.30	126.12	102.14	76.12	116.84	156.73	143.67	110.10	94.18	102.96	103.57	115.71	114.08	98.06	109.90
NASDAQ Composite	100.00	100.54	101.79	107.94	115.47	125.95	137.68	144.33	145.32	154.72	163.11	163.70	174.51	181.03	178.18	163.36
NASDAQ Computer & Data Processing	100.00	98.45	99.90	107.27	117.19	127.09	142.81	157.63	152.84	167.05	177.07	168.44	184.17	191.97	205.28	204.76

Use of Proceeds

On July 3, 2012, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-176019), which was declared effective by the Securities and Exchange Commission on June 27, 2012. The underwriters for the offering were Stifel Nicolaus & Company, Incorporated, Robert W. Baird & Co. Incorporated, Canaccord Genuity Inc. and Needham & Company, LLC. We did not use any of the net proceeds from this offering for working capital purposes during the three months ended January 31, 2016.

ITEM 6:	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 8 of this Annual Report on Form 10-K and with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

Our selected consolidated statement of operations data for the fiscal years ended January 31, 2016, 2015 and 2014 and our selected consolidated balance sheet data as of January 31, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this report. Our selected consolidated statement of operations data for the fiscal years ended January 31, 2013 and 2012 and selected consolidated balance sheet data as of January 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements which have not been included in this report.

Selected Consolidated Financial Data

	Year Ended January 31,
	2016 (1)	2015 (2)	2014 (3)	2013 (4)	2012
	(in thousands, except share and per share data)
Statement of Operations Data
Total revenue	$65,447	$61,431	$54,514	$48,868	$45,930
Operating (loss) income	(2,726)	(2,447)	(122)	1,960	5,035
Net (loss) income	$(4,807)	$(19,157)	$(709)	$763	$14,138
(Loss) earnings per share—basic	$(0.33)	$(1.39)	$(0.05)	$0.10	$28.63
Weighted average shares—basic	14,520,834	13,735,897	13,326,883	7,929,364	493,763
(Loss) earnings per share—diluted	$(0.33)	$(1.39)	$(0.05)	$0.06	$1.37
Weighted average shares—diluted	14,520,834	13,735,897	13,326,883	12,896,487	10,324,811
Balance Sheet Data
Cash	$27,649	$21,785	$28,753	$30,716	$11,468
Total current assets	63,428	52,345	60,319	61,464	32,212
Total assets	79,021	63,053	84,849	84,070	54,566
Long-term debt and capital leases, net of current portion	2,549	1,602	2,695	7,842	4,506
Convertible preferred stock	—	—	—	—	32,678
Stockholders’ equity (deficit)	$17,487	$18,891	$35,533	$34,771	$(35,623)

(1)	The Balance Sheet Data table above reflects the early adoption of Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. We adopted this ASU prospectively as of January 31, 2016 and the adoption resulted in all current deferred tax assets and liabilities being reported as non-current as of January 31, 2016, while prior period deferred tax assets and liabilities were not adjusted. We determined that the adoption did not have a material effect on our financial position or results of operations.
(2)	Through the three months ended April 30, 2014, our results reflected a three-year cumulative loss position in the United States; prior thereto, our historical results reflected a three-year cumulative profit. As a result of our three-year cumulative loss position in the United States at April 30, 2014 and our projected cumulative loss position as a result of continued investment in the growth of our business, our management concluded that it was no longer more likely than not that our deferred tax assets would be realized, and that a valuation allowance was necessary in full amount of our United States net deferred tax assets. Accordingly, our income tax provision for fiscal year 2015 includes a $14.4 million non-cash charge to record a valuation allowance against our United States net deferred tax assets and a $0.8 million non-cash write-off of state deferred taxes. For further information, see Note 12 of the notes to our consolidated financial statements, which are included elsewhere in this report.

(3)	On May 31, 2013 we repaid, with available cash on hand, all outstanding obligations under our Loan and Security Agreement dated January 28, 2011 with Gold Hill Capital 2008, L.P. and Massachusetts Capital Resource Company. The repayment amount included $6.9 million of outstanding principal, $0.1 million of accrued interest and $0.2 million of deferred origination fees that were accrued for in other long-term liabilities. In addition, in accordance with the agreement terms, we incurred and paid a prepayment interest penalty of $0.3 million, representing 3% of the amount advanced to us under the agreement in January 2011, and 4% of the amount advanced to us under the agreement in March 2012. We recognized a loss from the extinguishment of this debt of $0.8 million during the second quarter of fiscal year 2014, representing the prepayment interest penalty and the write-off of unamortized debt discount.
(4)	On July 3, 2012, we completed our initial public offering in which we issued and sold 4,166,667 shares of common stock at a public offering price of $10.00 per share. We received net proceeds of $34.6 million after deducting underwriting discounts and commissions of approximately $2.9 million and other offering expenses of approximately $4.2 million. Upon the closing of the initial public offering, each share of our preferred stock was converted into two thirteenths of a share of our common stock.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We currently focus primarily on the ground transportation market, including manufacturers in the passenger vehicle, highway truck, off-highway vehicle and train markets, as well as their suppliers. Over 150 manufacturers currently utilize our products and services, including 14 of the global top 15 passenger vehicle manufacturers, based on motor vehicle production volume for 2014, as reported by the Organisation Internationale des Constructeurs d’Automobiles, or the International Organization of Vehicle Manufacturers. Global vehicle manufacturers face increasing pressure, from government mandates as well as from consumers, to improve the efficiency of their products. This requires different powertrain choices, changes in the shape of the vehicle, and reductions in vehicle weight, all of which we believe favor the adoption of simulation-driven design.

We continue to explore other markets in which we believe the capabilities of PowerFLOW have broad application, such as the aerospace, oil and gas production, chemical processing, architecture engineering and construction, power generation, biomedical and electronics industries. The investment in our aerospace vertical business has increased our domain and portfolio of new applications. We have built a customer base of both airframe and supply manufacturers. We have also developed a prototype simulation capability for multi-phase fluid flows, such as air-water mixtures, that we believe would be of value to the oil and gas, chemical and power generation markets. To date, our most mature application of this technology is in the oil and gas industry where we are exploring early-stage customer adoption models.

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

We have a predictable business model based on recurring revenue from a growing customer base. For fiscal year 2016, we recorded total revenues, net loss and Adjusted EBITDA of $65.4 million, $4.8 million and $3.1 million, respectively, as compared to $61.4 million, $19.2 million and $2.7 million, respectively, for the fiscal year 2015. Since generating our first commercial revenue in 1994, our annual revenue has increased for 21 consecutive years. During the twelve months ended January 31, 2016, revenue growth was driven by continued deployment of our simulation solutions with our existing customer base as well as by the addition of new customers. We believe that our investments in field resources over the past two fiscal years are yielding growth in both project and license revenue. While our geographic mix of revenue outside of the Americas during fiscal year 2016 was consistent with historical trends, the strengthening U.S. dollar, particularly against the Euro and yen, had a material negative impact on revenue performance for fiscal year 2016 as compared to fiscal year 2015. During fiscal year 2016, 71% of our revenue came from outside of the Americas as compared to 75% for fiscal year 2015. Revenue growth for fiscal year 2016 was 6.5% over the same period a year ago and 15.0% when measured on a constant currency basis. Adjusted EBITDA and revenue on a constant currency basis are non-GAAP financial measures. For the definitions of Adjusted EBITDA and revenue on a constant currency basis, and explanation of our management’s use of these measures and a reconciliation of our Adjusted EBITDA to our net income, please see “—Non-GAAP Measures” below.

As a percent of revenue, our total operating expenses for fiscal year 2016 increased approximately 0.2% when compared to the same period last year. This reflects our investment in resources to drive top line growth, including hiring of additional personnel in sales, marketing and research and development. While the majority of our expense base is in the United States, we have field resources based in our international offices which provide some natural foreign exchange hedge. As a result, the strengthening dollar had a positive impact on total operating expenses when compared to the same period last year. For fiscal year 2016, total operating expenses were $68.2 million, with growth of 6.7% over the prior year and 11.9% when measured on a constant currency basis. See “—Non-GAAP Measures” below for information about how we calculate and use operating expenses on a constant currency basis.

As a percent of revenue, our loss from operations for fiscal year 2016 was 0.2% higher than fiscal year 2015, primarily as a result of the foreign currency impacts described above.

As of January 31, 2016, we had cash and cash equivalents of $27.6 million compared to $21.8 million as of January 31, 2015. This reflects strong accounts receivable collections activity and normal seasonal cash flows. Capital expenditures increased by $1.5 million during fiscal year 2016 compared to fiscal year 2015, primarily due to leasehold improvements, furniture, and equipment capitalized as part of renovations to our headquarters office in Burlington, Massachusetts.

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

	Year Ended January 31,
(in thousands)	2016	2015	2014
Revenue:
License revenue	$53,499	$49,742	$44,579
Project revenue	11,948	11,689	9,935

Total revenues	65,447	61,431	54,514

Operating expenses: (1)
Cost of revenues	20,117	18,933	15,959
Sales and marketing	10,150	10,668	9,543
Research and development	24,140	21,809	18,240
General and administrative (2)	13,766	12,468	10,894

Total operating expenses	68,173	63,878	54,636

Loss from operations	(2,726)	(2,447)	(122)

Other (expense) income, net:
Foreign exchange (loss) gain	(322)	344	(83)
Interest expense	(236)	(342)	(694)
Interest income	12	12	15
Loss on extinguishment of debt	—	—	(755)
Other income, net	7	7	10

Total other (expense) income, net	(539)	21	(1,507)

Loss before income taxes	(3,265)	(2,426)	(1,629)
(Provision) benefit for income taxes	(1,542)	(16,731)	920

Net loss	$(4,807)	$(19,157)	$(709)

(1)	Amounts include stock-based compensation expense as follows:

	Year Ended January 31,
(in thousands)	2016	2015	2014
Cost of revenues	$234	$209	$137
Sales and marketing	405	413	239
Research and development	886	865	376
General and administrative	751	743	458

Total stock-based compensation expense	$2,276	$2,230	$1,210

(2)	Includes amortization expense related to intangible assets as follows:

(in thousands)	2016	2015	2014
General and administrative	$350	$350	$351

	Year Ended January 31,
(as a percent of total revenue)	2016	2015	2014
Revenue:
License revenue	81.7%	81.0%	81.8%
Project revenue	18.3	19.0	18.2

Total revenues	100.0	100.0	100.0

Operating expenses:
Cost of revenues	30.7	30.8	29.3
Sales and marketing	15.5	17.4	17.5
Research and development	36.9	35.5	33.5
General and administrative	21.0	20.3	20.0

Total operating expenses	104.2	104.0	100.2

Loss from operations	(4.2)	(4.0)	(0.2)

Other (expense) income, net:
Foreign exchange (loss) gain	(0.5)	0.6	(0.2)
Interest expense	(0.4)	(0.6)	(1.3)
Interest income	0.0	0.0	0.0
Loss on extinguishment of debt	—	—	(1)
Other income, net	0.0	0.0	0.0

Total other (expense) income, net	(0.8)	0.0	(2.8)

Loss before income taxes	(5.0)	(3.9)	(3.0)
(Provision) benefit for income taxes	(2.4)	(27.2)	1.7

Net loss	(7.3)%	(31.2)%	(1.3)%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of Fiscal Years Ended January 31, 2016 and 2015

Revenue

	Year Ended January 31,
(in thousands, except percentages)	2016	2015	Change	% Change
License revenue	$53,499	$49,742	$3,757	7.6%
Project revenue	11,948	11,689	259	2.2%

Total revenues	$65,447	$61,431	$4,016	6.5%

License revenue increased 7.6% from $49.7 million in fiscal year 2015 to $53.5 million in fiscal year 2016. The $3.8 million increase was driven almost entirely by increased consumption of simulation capacity by existing customers and the addition of 17 new license customers. Deployment continues to expand in our core customer base across our portfolio of applications. We experienced particularly strong demand in our Asian markets and in our North America passenger automotive customer base. Project revenue increased $0.3 million during fiscal year 2016 compared to fiscal year 2015 due to expanded sales and greater activity with existing customers. We anticipated less project revenue growth in fiscal year 2016 as our investment in project capacity has slowed. But our project delivery capability continues to recycle into new opportunities to drive license growth. Both license and project revenue, particularly new customer opportunities, are leveraging the capabilities of our ExaCLOUD platform. Virtually all of our projects are now being delivered using ExaCLOUD exposing our customers to its capabilities. ExaCLOUD continues to play an increasingly important role in our new customer acquisition go-to-market model.

Foreign exchange fluctuations, particularly the weakness of the Euro and the Japanese yen, negatively impacted total revenue in fiscal year 2016 by $5.2 million as compared to fiscal year 2015. On a constant currency basis, our total revenues in fiscal year 2016 increased 15.0%, compared with fiscal year 2015.

Cost of revenues

	Year Ended January 31,
	2016	2015	Change	% Change
(in thousands, except percentages)
Cost of revenues	$20,117	$18,933	$1,184	6.3%

Cost of revenues for fiscal year 2016 was $20.1 million, an increase of $1.2 million, or 6.3%, compared with $18.9 million during fiscal year 2015. As a percentage of revenues, cost of revenues decreased to 30.7% for fiscal year 2016 from 30.8% for fiscal year 2015. The year-over-year increase in cost of revenues was almost entirely attributable to increased royalty costs of approximately $1.0 million associated with higher customer license levels and expanded use of an embedded sublicensed product. The remaining increase was due to increased depreciation expense of $0.2 million associated with expansions at our high performance computing data center in New Jersey.

Sales and marketing

	Year Ended January 31,
	2016	2015	Change	% Change
(in thousands, except percentages)
Sales and marketing	$10,150	$10,668	$(518)	(4.9)%

Sales and marketing expenses for fiscal year 2016 were $10.2 million, a decrease of $0.5 million, or 4.9% compared with $10.7 million for fiscal year 2015. As a percentage of revenues, sales and marketing expenses decreased to 15.5% for fiscal year 2016 from 17.4% for fiscal year 2015. The decrease in sales and marketing expenses is primarily attributable to a $1.0 million decrease in payroll and employee-related costs, including reduced commission expense related to the timing of customer orders and lower travel expenses, and a $0.2 million decrease in consulting fees, offset by an increase of $0.7 million in costs related to marketing programs and initiatives.

Research and development

	Year Ended January 31,
	2016	2015	Change	% Change
(in thousands, except percentages)
Research and development	$24,140	$21,809	$2,331	10.7%

Research and development expenses for fiscal year 2016 were $24.1 million, an increase of $2.3 million, or 10.7%, compared with $21.8 million for fiscal year 2015. As a percentage of revenues, research and development expense increased to 36.9% for fiscal year 2016 from 35.5% for fiscal year 2015. Increased payroll and employee-related costs accounted for approximately $2.0 million of the year-over-year increase, primarily as a result of the net addition of 6 new scientists and software engineers, merit increases for existing personnel and an increase in stock-based compensation expense. In addition, expansions at our high performance computing data center in New Jersey resulted in increased facility costs of approximately $0.3 million.

General and administrative

	Year Ended January 31,
	2016	2015	Change	% Change
(in thousands, except percentages)
General and administrative	$13,766	$12,468	$1,298	10.4%

General and administrative expenses for fiscal year 2016 were $13.8 million, an increase of $1.3 million, or 10.4%, compared with $12.5 million for fiscal year 2015. As a percentage of revenues, general and administrative expenses increased to 21.0% for fiscal year 2016 from 20.3% for fiscal year 2015. Increased payroll and employee-related costs accounted for approximately $0.8 million of the increase, primarily as a result of the net addition of 3 new support personnel and compensation increases for existing personnel. Approximately $0.3 million of the increase is attributable to increases in depreciation and rent expense associated with the expansion of office space in Japan and with our extended headquarter lease in Burlington, Massachusetts. The balance of the increase, approximately $0.2 million, is primarily attributable to professional service fees, including costs associated with the financial statement audit, a foreign statutory audit, patent legal fees, and tax and recruiting services.

Total other (expense) income, net

	Year Ended January 31,
	2016	2015	Change	% Change
(in thousands, except percentages)
Total other (expense) income, net	$(539)	$21	$(560)	(2666.7)%

Total other (expense) income, net for the year ended January 31, 2016 was $(0.5) million compared to total other (expense) income, net of less than $0.1 million for the year ended January 31, 2015. The period-over-period change in total other (expense) income, net is primarily attributed to foreign exchange fluctuations in the Euro and Japanese yen, which was partially offset by a reduction in interest expense associated with our capital lease obligations.

Provision for income taxes

	Year Ended January 31,
	2016	2015	Change	% Change
(in thousands, except percentages)
Provision for income taxes	$1,542	$16,731	$(15,189)	(90.8)%

The income tax provision decreased from $16.7 million in fiscal year 2015 to $1.5 million in fiscal year 2016. The income tax provision for fiscal year 2016 primarily consists of the tax effects of foreign operating results and foreign withholding taxes. The income tax provision for fiscal year 2015 includes a $14.4 million non-cash charge to record a valuation allowance against our United States net deferred tax assets and a $0.8 million non-cash write-off of state deferred taxes.

During fiscal year 2015, we determined that the net United States federal and state deferred tax assets were no longer more-likely-than-not realizable. As a result, we recorded a deferred tax provision of $14.4 million to establish a full valuation allowance on the net United States federal and state deferred tax assets. In determining the realizability of these assets, we considered numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies and the industry in which we operate. Through the three months ended April 30, 2015, our results reflected a three-year cumulative loss position in the United States; prior thereto, our historical results reflected a three-year cumulative profit. Reflecting management’s plans to continue investing in the business for future growth, we continued in a three-year cumulative loss position through the remainder of fiscal year 2015 and 2016. This historical loss position at April 30, 2015 and projected cumulative loss position resulted in significant negative evidence which caused management to modify its assessment of our deferred tax assets, concluding that it no longer was more likely than not that these deferred tax assets would be realized and thus, a valuation allowance was necessary against the full amount of our United States net deferred tax assets. Most of our revenues are generated from ground transportation customers outside the United States but a significantly disproportionate amount of our operating expenses, including investments in future products, are incurred in the United States, causing the results of operations in the United States to reflect losses during this period of investment.

Our management reassesses the realization of the deferred tax assets each reporting period. To the extent that the financial results of our United States operations improve in the future and the deferred tax assets become realizable, we will reduce the valuation allowance through earnings.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset our United States federal taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. During the first quarter of fiscal year 2015, management determined that we had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. The annual limit was approximately $14.0 million for fiscal year 2015, $16.8 million for each of fiscal years 2016 through 2019, $8.0 million for fiscal year 2020 and $6.4 million for each fiscal year thereafter. The ownership change also resulted in the loss of our ability to utilize essentially all state net operating loss carryforwards, credits and other state attributes, which resulted in a write-off of $0.8 million of state deferred tax assets during fiscal year 2015.

It is reasonably possible within the next twelve months that the liability for unrecognized tax benefits relating to transfer pricing in a foreign jurisdiction will decrease by approximately $0.4 million, inclusive of interest, primarily attributable to the expiration of the statute of limitations. We and one or more of our subsidiaries file United States federal income tax returns and tax returns in various state and foreign jurisdictions. With limited exceptions, we are no longer subject to federal, state, local or foreign examinations for years prior to January 31, 2011. However, carryforward attributes that were generated prior to January 31, 2012 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

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

Cost of revenues

	Year Ended January 31,
	2015	2014	Change	% Change
(in thousands, except percentages)
Cost of revenues	$18,933	$15,959	$2,974	18.6%

Cost of revenues for fiscal year 2015 was $18.9 million, an increase of $3.0 million, or 18.6%, compared with $16.0 million during fiscal year 2014. As a percentage of revenues, cost of revenues increased to 30.8% for fiscal year 2015 from 29.3% for fiscal year 2014. Payroll and employee-related costs accounted for approximately $1.9 million of the increase, primarily as a result of the net addition of 9 new application engineers, merit increases for existing personnel, increased stock-based compensation expense and increased travel due to expanded service and support efforts. In addition, royalty and sublicense costs increased by approximately $0.7 million due to certain amended royalty agreements and increased usage of sublicensed software to enhance existing products. The balance of the increase is primarily attributed to capacity expansions at our New Jersey data center resulting in increased facility and hosting costs of approximately $0.4 million.

Sales and marketing

	Year Ended January 31,
	2015	2014	Change	% Change
(in thousands, except percentages)
Sales and marketing	$10,668	$9,543	$1,125	11.8%

Sales and marketing expenses for fiscal year 2015 were $10.7 million, an increase of $1.1 million, or 11.8% compared with $9.5 million for fiscal year 2014. As a percentage of revenues, sales and marketing expenses decreased to 17.4% for fiscal year 2015 from 17.5% for fiscal year 2014. Commission expense increased by approximately $0.6 million, primarily due to the increase in revenue, invoicing levels and quota achievements during fiscal year 2015, as compared to the prior fiscal year. Increased non-commission payroll and employee-related costs, including travel, accounted for approximately $0.4 million of the increase, primarily due to the net addition of 6 new sales people, manager and executive level promotions, merit-based compensation increases for existing personnel and increased stock-based compensation expense. The balance of the increase is primarily attributable to increased consulting fees to expand our sales efforts in targeted areas and other promotional and marketing costs of approximately $0.1 million.

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

General and administrative expenses for fiscal year 2015 were $12.5 million, an increase of $1.6 million, or 14.4%, compared with $10.9 million for fiscal year 2014. As a percentage of revenues, general and administrative expenses increased to 20.3% for fiscal year 2015 from 20.0% for fiscal year 2014. Increased payroll and employee related costs accounted for approximately $0.8 million of the increase, primarily as a result of the net addition of 4 new support personnel and compensation increases for existing personnel, including increased stock-based compensation expense associated with employee equity awards that were granted since January 31, 2014. Approximately $0.4 million of the increase is primarily attributable to professional service fees, including costs associated with the financial statement audit, a foreign statutory audit, patent legal fees, and tax and recruiting services. The balance of the increase, approximately $0.4 million, is primarily attributable to increases in depreciation expense, internet service charges and service and maintenance contracts.

Total other income (expense), net

	Year Ended January 31,
	2015	2014	Change	% Change
(in thousands, except percentages)
Total other income (expense), net	$21	$(1,507)	$1,528	(101.4)%

Total other income (expense), net for fiscal year 2015 was less than $0.1 million, and primarily consists of $0.3 million in foreign exchange gains associated primarily with the weakening Euro and Japanese yen, offset by capital lease interest of $0.3 million. Total other income (expense), net for fiscal year 2014 primarily consists of a $0.8 million loss from the extinguishment of debt related to the repayment of all outstanding obligations under our former loan and security agreement in May 2013 and interest expense of $0.7 million.

(Provision) benefit for income taxes

	Year Ended January 31,
	2015	2014	Change	% Change
(in thousands, except percentages)
(Provision) benefit for income taxes	$(16,731)	$920	$(17,651)	(1918.6)%

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

Revenue and total operating expenses on a constant currency basis. Our international operations generate and incur expenses that are denominated in foreign currencies, and changes in currency exchange rates can materially affect our consolidated results of operations. Our principal exposures are to fluctuations in exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won. To provide investors with information concerning underlying trends in our business, we disclose revenue and total operating expenses on a constant currency basis, which we define as GAAP revenue or operating expenses, adjusted to reverse the impact of changes in the exchange rates of the principal currencies in which our international operations generated revenue and incurred expenses. We calculate revenue and total operating expenses on a constant currency basis by converting revenue or operating expenses that were generated in the currencies specified above during fiscal year 2016 to United States dollars at assumed exchange rates equal to the exchange rates in effect for such currencies during the corresponding period of the previous fiscal year, rather than the exchange rates actually in effect during the current fiscal year.

Adjusted EBITDA. We define Adjusted EBITDA as EBITDA, excluding non-cash, stock-based compensation expense. We define EBITDA as net loss, excluding depreciation and amortization, interest expense, net, loss on extinguishment of debt, other income, net, foreign exchange (loss) gain and (provision) benefit for income taxes. The GAAP measure most comparable to Adjusted EBITDA is net loss.

Non-GAAP operating (loss) income. We define non-GAAP operating (loss) income as GAAP operating (loss) income excluding non-cash, stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP operating (loss) income is operating loss.

Non-GAAP net (loss) income. We define non-GAAP net (loss) income as GAAP net loss excluding the after tax impact of stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP net (loss) income is net loss.

Non-GAAP net (loss) income per diluted share. We define non-GAAP net (loss) income per diluted share as GAAP net loss per diluted share excluding the after tax impact of non-cash, stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP net (loss) income per diluted share is net loss per diluted share.

Our management uses these non-GAAP financial measures to evaluate our operating performance and for internal planning and forecasting purposes. By excluding material non-cash expenses related to stock-based compensation and depreciation, we believe that these measures more clearly reflect the underlying trends in our business, are useful for comparing current results with prior period results, and are helpful to investors and financial analysts in assessing our operating performance. For example, our management considers Adjusted EBITDA to be an important indicator of our operational strength and the performance of our business, a good measure of our historical operating trends and a more accurate cash outflow measurement than GAAP net loss. However, each of these non-GAAP financial measures may have limitations as an analytical tool. In considering our Adjusted EBITDA, non-GAAP operating income, non-GAAP net (loss) income and non-GAAP net (loss) income per diluted share, investors should take into account the following reconciliations of these non-GAAP financial measures to the comparable GAAP financial measures:

Adjusted EBITDA:	Year Ended January 31,
	2016	2015	2014
(in thousands)
Net loss	$(4,807)	$(19,157)	$(709)
Add back:
Depreciation and amortization	3,520	2,917	2,185
Interest expense, net	224	330	679
Loss on extinguishment of debt	—	—	755
Other income, net	(7)	(7)	(10)
Foreign exchange loss (gain)	322	(344)	83
Provision (benefit) for income taxes	1,542	16,731	(920)

EBITDA	794	470	2,063
Stock-based compensation expense	2,276	2,230	1,210

Adjusted EBITDA	$3,070	$2,700	$3,273

Non-GAAP operating (loss) income:	Year Ended January 31,
	2016	2015	2014
(in thousands)
Operating loss	$(2,726)	$(2,447)	$(122)
Add back:
Stock-based compensation expense	2,276	2,230	1,210
Amortization of acquired intangible assets	350	350	351

Non-GAAP operating (loss) income	$(100)	$133	$1,439

Non-GAAP net (loss) income:	Year Ended January 31,
	2016	2015	2014
(in thousands)
Net loss	$(4,807)	$(19,157)	$(709)
Add back:
Stock-based compensation expense	2,276	2,230	1,210
Amortization of acquired intangible assets	350	350	351
Income tax effect (1)	(919)	(903)	(546)

Non-GAAP net (loss) income	$(3,100)	$(17,480)	$306

Non-GAAP net (loss) income, per diluted share:	Year Ended January 31,
	2016	2015	2014
Net loss, per diluted share (2)	$(0.33)	$(1.39)	$(0.05)
Add back:
Stock-based compensation expense	0.16	0.16	0.09
Amortization of acquired intangible assets	0.02	0.03	0.03
Income tax effect (1)	(0.06)	(0.07)	(0.04)

Non-GAAP net (loss) income, per diluted share (2)(3):	$(0.21)	$(1.27)	$0.02

(1)	The tax effect of non-cash stock-based compensation expense and non-cash amortization of acquired intangibles is estimated using a blended rate equivalent to our annual statutory United States federal tax rate and our estimated state tax rate. The tax effect is exclusive of any impact from valuation allowances established against our United States net deferred tax assets and other discrete items. Due to the differences in the tax treatment of items excluded from non-GAAP earnings, as well as the methodology applied to our estimated annual tax rates as described above, our estimated tax rate on non-GAAP income may differ from our GAAP tax rate and from our actual tax liabilities.

(2)	Share amounts utilized on a fully diluted basis were approximately 14.5 million, 13.7 million and 13.3 million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

(3)	Due to rounding, totals may not equal the sum of line items in the table above.

Liquidity

Overview

Our primary sources of liquidity during fiscal year 2016 were cash and cash equivalents on hand, cash from operations and proceeds from stock option and warrant exercises. Our primary uses of cash during the fiscal year 2016 were capital expenditures and payments of capital lease obligations. As of January 31, 2016, we had $27.6 million in cash and cash equivalents.

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

Net Cash Flows provided by (used in) Operating Activities

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

For fiscal year 2016, net cash provided by operating activities totaled $10.0 million and was primarily the result of fluctuations in working capital, including an increase in deferred revenue of $10.5 million. Deferred revenue and accounts receivable typically fluctuate depending on the timing of when customer orders are received by and invoiced to customers and the timing of cash payments from the customers. During fiscal year 2016, we received cash payments from one large customer in Germany for both its 2016 and 2017 license orders, resulting in a substantial increase in cash provided by operating activities over the prior year period. In addition, our accounts payable and accrued expense balances increased over the prior year, due to the timing of cash settlements, and this also contributed to the increase in cash provided by operating activities.

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

Net Cash Flows used in Investing Activities

Net cash used in investing activities for fiscal years 2016, 2015 and 2014 was $2.1 million, $0.8 million and $0.7 million, respectively, and relates primarily to purchases of furniture and fixtures, servers, workstations, and other computer software and equipment to support the growth in our business operations. Capitalized renovations to our Burlington, Massachusetts headquarters office accounted for the majority of the increase in fiscal year 2016. In addition, restricted cash decreased by $0.2 million during the third quarter of fiscal 2016 as a result of the release of a portion of our required security deposit letter of credit in connection with the amendment of our corporate headquarters lease.

Net Cash Flows used in Financing Activities

For fiscal year 2016, net cash used in financing activities was $1.8 million, which consists primarily of payments on our capital lease obligations of $3.0 million, which was partially offset by $1.2 million in proceeds from stock option and warrant exercises.

For fiscal year 2015, net cash used in financing activities was $2.0 million, which consisted primarily of payments on our capital lease obligations of $2.8 million, which was partially offset by $0.8 million in proceeds from stock option exercises.

For fiscal year 2014, net cash used for financing activities was $9.5 million, which consisted primarily of long-term debt repayments of $7.4 million, including the final repayment in May 2013, and payments on our capital lease obligations of $2.1 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 31, 2016 or 2015.

Contractual Commitments

Our contractual obligations as of January 31, 2016 are summarized below:

	Amounts Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Capital lease obligations (1)	$5,559	$2,962	$2,597	$—	$—
Operating lease and hosting obligations	23,122	4,457	8,607	5,251	4,807
Purchase obligations	1,800	600	1,200	—	—

Total	$30,481	$8,019	$12,404	$5,251	$4,807

(1)	Includes scheduled interest payments of $0.1 million, less than $0.1 million, $0.0 million and $0.0 million, respectively.

The contractual obligations table above does not include $0.4 million of net unrecognized tax benefits at January 31, 2016, as we are unable to estimate the period of cash settlement with the respective tax authorities.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition and allowance for doubtful accounts, stock-based compensation expense, intangible assets, and other long-lived assets, in-process research and development and income taxes. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We typically sell term and capacity-based software licenses combined in a bundled sale. For instance, when customers purchase simulation capacity, they typically also purchase a number of term-based licenses for preparation and analysis software. All of our software licenses include multiple elements such as maintenance and support. Pursuant to the guidance within ASC 985-605, we have determined that since we do not have vendor-specific objective evidence of the fair value of the individual elements contained in a bundled sale of term and capacity-based software licenses, the arrangement is treated as a single unit of accounting and revenue is recognized ratably on a daily basis over the term of the license agreement, which coincides with the duration of the maintenance and support services. Our arrangements typically do not include rights to carryover any unused capacity beyond the contractual license term or any customer right of return.

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

We commence recognition of term license revenue when persuasive evidence of an arrangement exists; delivery of the software or license keys has occurred and all service elements, if bundled or linked, have commenced; price is fixed or determinable; and collection of the resulting receivable is considered probable by management. Payments received from customers in advance of revenue recognition are treated as deferred revenue.

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

Software as a service (OnDemand and ExaCLOUD)

We recognize revenue from software-as-a-service arrangements in accordance with ASC 605—Revenue Recognition. Capacity-based licenses allow the customer to buy simulation capacity as a service hosted by us and are sold based upon simulation capacity expected to be used within a certain time period—typically not exceeding one year. The contracts have finite terms that are not extendible at their expiration, and capacity usage is limited by contract to the amount specified. Our practice is not to modify existing capacity-based licenses to allow simulation capacity to be added to an existing arrangement. A customer desiring to purchase additional simulation capacity or to license additional users of our preparation and analysis software during the term of the original simulation license must do so by entering into a separate arrangement. Revenue from these arrangements is recognized as the capacity is used. In the event that any capacity remains unused at the end of the term of the arrangement, it is recognized as revenue at that time. With the ExaCLOUD solution, customers have access to hosted simulation capacity as well as hosted preparation and analysis software through a web browser. The ExaCLOUD solution includes a “pay-as-you-use” model and an option to purchase a block of simulation capacity upfront to be used over a defined period—typically not exceeding one year. Revenue from these arrangements is recognized as the cloud hosting service is provided.

Projects

We also derive revenue from fees for separate, project-based services. Our projects are typically short-term in nature and usually complete in less than 90 days. Project pricing is generally either fixed fee or time and material based. We recognize revenue from these service arrangements in accordance with ASC 605. Projects are either sold as one deliverable, or as multiple deliverables with stand-alone value. For single deliverable projects, to the extent that adequate project reporting of time incurred and time to complete records exist, we recognize consulting services revenue as the services are performed under the proportionate performance method. In other situations, for example, providing a customer with an on-site engineer for a defined period of time to provide services at the customer’s direction, we recognize revenue ratably over the service period. In situations where we are unable to utilize the proportional performance method, for example due to either the lack of adequate documentation of time incurred or to be incurred or a lack of a defined service period, revenue is deferred until the contract is completed.

For projects which have multiple deliverables, each with stand-alone value, we recognize revenue based on ASC 605 and allocate the arrangement consideration based on the relative selling price of the deliverables. For our project deliverables, we use best estimated selling price (“BESP”) as our selling price if vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price (“TPE”) do not exist. If each deliverable does not have stand-alone value and the pattern of delivery of the unit of accounting is not measurable during the project, revenue recognition is deferred until the completion of the entire project.

Multiple element arrangements

Multiple element arrangements may include customer rights to any combination of software, project deliverables, software as a service, maintenance and training.

When more than one element is contained in a single arrangement, we first allocate total arrangement revenue based upon relative selling prices into two categories: (1) non-software components, such as services under projects not related to software licenses or software-as-a-service and (2) software components, such as software licenses, maintenance and support, and other software-related services.

Revenue allocated to non-software services is recognized based on ASC 605 and the arrangement consideration is allocated based on the relative selling price of the deliverables. For non-software deliverables, we use our best estimate of selling price (“BESP”) if vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price (“TPE”) do not exist.

Revenue allocated to products sold which meet the definition of software components is recognized based on software accounting guidance provided for in ASC 985-605. Under this guidance, most companies use the residual method to recognize revenue when a multiple element arrangement includes one or more software related elements to be delivered at a future date and VSOE of fair value of all undelivered elements exists (typically maintenance and other services), but does not exist for the delivered elements (typically the software). However, since we cannot establish VSOE for our undelivered elements, the entire software arrangement is deferred and recognized ratably over the contract (maintenance) period. This particularly includes our term-based licenses since the software license term and the maintenance term are co-terminus.

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

Foreign Currency Translation

We have foreign subsidiaries in the United Kingdom, France, Germany, Italy, Japan, Korea and China. Foreign subsidiary records are maintained in the local currency. Foreign currency effects are accounted for in accordance with ASC 830—Foreign Currency Matters. We review the functional currency of our subsidiaries on an annual basis in accordance with the “Foreign/Parent Currency” indicators outlined in Appendix A to ASC 830 to determine if the functional currency should be changed to the local currency.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, as a result of which more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein. However, in July 2015, the FASB approved a one-year deferral that does not require adoption until calendar year 2018, or our fiscal year 2019. The two permitted transition methods under the new standard are: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard when it becomes effective.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for interim periods therein. We do not expect this ASU to have an impact on our financial statements or disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The guidance clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. The standard will be effective for annual reporting periods beginning after December 15, 2016, and for interim periods therein. Early adoption is permitted. We do not expect this ASU to have an impact on our financial statements or disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Current generally accepted accounting principles require an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for interim periods therein. Early adoption is permitted. We prospectively adopted this ASU on January 31, 2016. Adoption of this ASU resulted in a reclassification of our current deferred tax assets and liabilities to non-current in our consolidated balance sheet as of January 31, 2016. Prior balance sheets were not retrospectively adjusted. Adoption of this ASU did not have a material impact on our financial position or results of operations.

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

The Euro was approximately 16.1% weaker on average, for fiscal year 2016, when compared to the U.S. dollar for fiscal year 2015. The net overall impact to revenue and operating expense was a decrease of approximately $3.8 million and $2.5 million, respectively, during fiscal year 2016.

The exchange rate impact of other currencies for fiscal year 2016, primarily driven by a weaker Japanese yen, was a decrease to revenue and operating expense of approximately $1.4 million and $0.7 million, respectively.

For fiscal year 2016, a 10% increase in the exchange rates for the United States dollar versus the Euro, Japanese yen, British pound, Chinese yuan and Korean won would have resulted in a $3.4 million decrease in revenue.

Interest Rate Sensitivity

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

SCHEDULE OF

EXA CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Exa Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Exa Corporation and its subsidiaries at January 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 21, 2016

EXA CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	January 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$27,649	$21,785
Accounts receivable	32,072	27,462
Prepaid expenses and other current assets	3,707	3,098

Total current assets	63,428	52,345
Property and equipment, net	12,032	6,961
Intangible assets, net	2,044	2,395
Deferred tax assets	428	260
Restricted cash	352	525
Other assets	737	567

Total assets	$79,021	$63,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,462	$1,620
Accrued expenses	12,199	10,585
Current portion of deferred revenue	32,849	26,863
Current portion of capital lease obligations	2,823	2,390

Total current liabilities	51,333	41,458
Deferred revenue	4,484	38
Capital lease obligations	2,549	1,602
Deferred rent	2,490	472
Other long-term liabilities	678	592

Total liabilities	61,534	44,162

Commitments and contingencies (Note 10)
Stockholders’ equity :
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,663,621 and 13,874,744 shares issued, respectively; 14,631,119 and 13,842,242 shares outstanding, respectively	15	14
Additional paid-in capital	91,626	88,181
Accumulated deficit	(73,685)	(68,878)
Treasury stock (32,502 common shares, at cost)	0	0
Accumulated other comprehensive loss	(469)	(426)

Total stockholders’ equity	17,487	18,891

Total liabilities and stockholders’ equity	$79,021	$63,053

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended January 31,
	2016	2015	2014
Revenue:
License revenue	$53,499	$49,742	$44,579
Project revenue	11,948	11,689	9,935

Total revenue	65,447	61,431	54,514

Operating expenses:
Cost of revenues	20,117	18,933	15,959
Sales and marketing	10,150	10,668	9,543
Research and development	24,140	21,809	18,240
General and administrative	13,766	12,468	10,894

Total operating expenses	68,173	63,878	54,636

Loss from operations	(2,726)	(2,447)	(122)

Other (expense) income, net:
Foreign exchange (loss) gain	(322)	344	(83)
Interest expense	(236)	(342)	(694)
Interest income	12	12	15
Loss on extinguishment of debt	—	—	(755)
Other income, net	7	7	10

Total other (expense) income, net	(539)	21	(1,507)

Loss before income taxes	(3,265)	(2,426)	(1,629)
(Provision) benefit for income taxes	(1,542)	(16,731)	920

Net loss	$(4,807)	$(19,157)	$(709)

Net loss per share:
Basic	$(0.33)	$(1.39)	$(0.05)
Diluted	$(0.33)	$(1.39)	$(0.05)
Weighted average shares outstanding used in computing loss per share:
Basic	14,520,834	13,735,897	13,326,883
Diluted	14,520,834	13,735,897	13,326,883

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended January 31,
	2016	2015	2014
Net loss	$(4,807)	$(19,157)	$(709)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(43)	(466)	56

Comprehensive loss	$(4,850)	$(19,623)	$(653)

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at January 31, 2013	13,319,715	$13	$83,786	$(49,012)	32,502	$0	$(16)	$34,771
Stock options exercised	68,997	—	205	—	—	—	—	205
Share-based compensation expense	—	—	1,210	—	—	—	—	1,210
Net loss	—	—	—	(709)	—	—	—	(709)
Cumulative translation adjustments	—	—	—	—	—	—	56	56

Balance at January 31, 2014	13,388,712	$13	$85,201	$(49,721)	32,502	$0	$40	$35,533

Stock options exercised and restricted stock units vested	486,032	1	756	—	—	—	—	757
Share-based compensation expense	—	—	2,224	—	—	—	—	2,224
Net loss	—	—	—	(19,157)	—	—	—	(19,157)
Cumulative translation adjustments	—	—	—	—	—	—	(466)	(466)

Balance at January 31, 2015	13,874,744	$14	$88,181	$(68,878)	32,502	$0	$(426)	$18,891

Stock options exercised, warrants exercised, and restricted stock units vested	788,877	1	1,183	—	—	—	—	1,184
Share-based compensation expense	—	—	2,262	—	—	—	—	2,262
Net loss	—	—	—	(4,807)	—	—	—	(4,807)
Cumulative translation adjustments	—	—	—	—	—	—	(43)	(43)

Balance at January 31, 2016	14,663,621	$15	$91,626	$(73,685)	32,502	$0	$(469)	$17,487

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended January 31,
	2016	2015	2014
Cash flows provided by (used in) operating activities:
Net loss	$(4,807)	$(19,157)	$(709)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,520	2,917	2,185
Stock-based compensation expense	2,276	2,230	1,210
Deferred rent expense	576	(316)	(555)
Non-cash interest	—	—	162
Loss on extinguishment of debt, non-cash portion	—	—	465
Deferred income taxes	(73)	15,131	(2,171)
Net change in operating assets and liabilities:
Accounts receivable	(4,563)	(188)	610
Prepaid expenses and other current assets	(887)	(609)	(199)
Other assets	(170)	35	(61)
Accounts payable	1,408	(55)	(57)
Accrued expenses	2,158	355	2,921
Other liabilities	(20)	20	(221)
Deferred revenue	10,538	(3,436)	4,847

Net cash provided by (used in) operating activities	9,956	(3,073)	8,427

Cash flows used in investing activities:
Purchases of property and equipment	(2,250)	(768)	(746)
Change in restricted cash	173	—	—

Net cash used in investing activities	(2,077)	(768)	(746)

Cash flows used in financing activities:
Proceeds from stock option and warrant exercises	1,184	757	205
Payments of long-term debt	—	—	(7,365)
Payments of capital lease obligations	(2,966)	(2,764)	(2,106)
Payment of debt issuance costs	—	—	(213)

Net cash used in financing activities	(1,782)	(2,007)	(9,479)

Effect of exchange rate changes on cash	(233)	(1,120)	(165)

Net increase (decrease) in cash and cash equivalents	5,864	(6,968)	(1,963)
Cash and cash equivalents, beginning of period	21,785	28,753	30,716

Cash and cash equivalents, end of period	$27,649	$21,785	$28,753

Supplemental cash flow disclosures:
Cash paid for interest	$236	$342	$599
Cash paid for income taxes	$1,483	$1,468	$821
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment through capital leases	$4,351	$1,700	$2,358
Construction costs funded by landlord tenant improvement allowance	$1,051	$—	$—
Increase (decrease) in unpaid purchases of property and equipment	$621	$(122)	$(62)

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

2. Summary of Significant Accounting Policies

Applicable Accounting Guidance

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative nongovernmental GAAP as found in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

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

Revenue Recognition

The Company generates revenues from the licensing of its software products, typically in the form of one-year term “subscription” or capacity-based licenses that have a defined term, and from project fees for consulting services and training. Licenses for the Company’s software products may be software to be run on the customer’s own computer hardware, or provided in the form of software-as-a-service, via the Company’s hosted PowerFLOW ExaCLOUD and OnDemand offerings.

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

The Company typically sells term and capacity-based software licenses combined in a bundled sale. For instance, when customers purchase simulation capacity, they typically also purchase a number of term-based licenses for preparation and analysis software. All of the Company’s software licenses include multiple elements such as maintenance and support. Pursuant to the guidance within ASC 985-605, the Company determined that since it does not have vendor-specific objective evidence of the fair value of the individual elements contained in a bundled sale of term and capacity-based software licenses, the arrangement is treated as a single unit of accounting and revenue is recognized ratably on a daily basis over the term of the license agreement, which coincides with the duration of the maintenance and support services. The Company’s arrangements typically do not include rights to carryover any unused capacity beyond the contractual license term or any customer right of return.

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

Software as a service (OnDemand and ExaCLOUD)

The Company recognizes revenue from software as a service arrangements in accordance with ASC 605. OnDemand capacity-based licenses allow the customer to buy simulation capacity as a service hosted by the Company and are sold based upon simulation capacity expected to be used within a certain time period—typically not exceeding one year. The contracts have finite terms that are not extendible at their expiration, and capacity usage is limited by contract to the amount specified. The Company’s practice is not to modify existing capacity-based licenses to allow simulation capacity to be added to an existing arrangement. A customer desiring to purchase additional simulation capacity or to license additional users of the Company’s preparation and analysis software during the term of the original simulation license must do so by entering into a separate arrangement. Revenue from these arrangements is recognized as the capacity is used. In the event that any capacity remains unused at the end of the term of the arrangement, it is recognized as revenue at that time. With the ExaCLOUD solution, customers have access to hosted simulation capacity as well as hosted preparation and analysis software through a web browser. The ExaCLOUD solution includes a “pay-as-you-use” model and an option to purchase a block of simulation capacity upfront to be used over a defined period—typically not exceeding one year. Revenue from these arrangements is recognized as the cloud hosting service is provided.

Projects

The Company also derives revenue from fees for separate, project-based services. The Company’s projects are typically short-term in nature and usually complete in less than 90 days. Project pricing is generally either fixed fee or time and material based. The Company recognizes revenue from these service arrangements in accordance with ASC 605. Projects are either sold as one deliverable, or as multiple deliverables with stand-alone value. For single deliverable projects, to the extent that adequate project reporting of time incurred and time to complete records exist, the Company recognizes consulting services revenue as the services are performed under the proportionate performance method. In other situations, for example, providing a customer with an on-site engineer for a defined period of time to provide services at the customer’s direction, the Company recognizes revenue ratably over the service period. In situations where the Company is unable to utilize the proportional performance method, for example due to either the lack of adequate documentation of time incurred or to be incurred or a lack of a defined service period, revenue is deferred until the contract is completed.

For projects which have multiple deliverables, each with standalone value, the Company recognizes revenue based on ASC 605 and allocates the arrangement consideration based on the relative selling price of the deliverables. For project deliverables, the Company uses its best estimate of selling price (“BESP”) if vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price (“TPE”) do not exist. If each deliverable does not have standalone value, revenue recognition is deferred until the completion of the entire project.

Multiple element arrangements

Multiple element arrangements may include customer rights to any combination of software, project deliverables, software as a service, maintenance and training.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

When more than one element is contained in a single arrangement, the Company first allocates total arrangement revenue based upon relative selling prices into two categories: (1) non-software components, such as services under projects not related to software licenses or software-as-a-service and (2) software components, such as software licenses, maintenance and support, and other software-related services.

Revenue allocated to non-software services is recognized based on ASC 605 and the arrangement consideration is allocated based on the relative selling price of the deliverables. For non-software deliverables, the Company uses its best estimate of selling price (“BESP”) if vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price (“TPE”) do not exist.

Revenue allocated to products sold which meet the definition of software components is recognized based on software accounting guidance provided for in ASC 985-605. Under this guidance, most companies use the residual method to recognize revenue when a multiple element arrangement includes one or more software related elements to be delivered at a future date and VSOE of fair value of all undelivered elements exists (typically maintenance and other services), but does not exist for the delivered elements (typically the software). However, since the Company cannot establish VSOE for its undelivered elements, the entire software arrangement is deferred and recognized ratably over the contract (maintenance) period. This particularly includes the Company’s term-based licenses since the software license term and the maintenance term are co-terminus.

Foreign Currency Translation

The Company has foreign subsidiaries in the United Kingdom, France, Germany, Italy, Japan, Korea and China. Foreign subsidiary records are maintained in the local currency. Foreign currency effects are accounted for in accordance with ASC 830—Foreign Currency Matters. The Company reviews the functional currency of its subsidiaries on an annual basis in accordance with the “Foreign/Parent Currency” indicators outlined in Appendix A to ASC 830 to determine if the functional currency should be changed to the local currency.

Other than for its subsidiary in the United Kingdom, the functional currency for all of the Company’s subsidiaries is the respective local currency. The resulting gains and losses from translation are included as a component of other comprehensive income. Transaction gains and losses and re-measurement of assets and liabilities denominated in currencies other than an entity’s functional currency are included in other (expense) income, net. For the Company’s subsidiary in the United Kingdom, which is unable to generate sufficient cash flows in its local currency to sustain operational viability, all assets and liabilities are re-measured into United States dollars, with any resulting unrealized gains or losses being recorded as a component of other (expense) income, net. Foreign currency (loss) gain included in other (expense) income, net for the years ended January 31, 2016, 2015 and 2014 was $(322), $344 and $(83), respectively.

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

The following table provides information concerning customers that individually in the respective fiscal year accounted for greater than 10% of total revenues or 10% of accounts receivable, and their respective percentages of total revenues and accounts receivable, as of and for the years ended January 31, 2016, 2015 and 2014:

	Year Ended January 31,
	2016		2015		2014
	Percentage of total revenues	Percentage of accounts receivable at fiscal year end	Percentage of total revenues	Percentage of accounts receivable at fiscal year end	Percentage of total revenues	Percentage of accounts receivable at fiscal year end
Customer A	*	14%	10%	16%	12%	21%
Customer B	*	14%	*	17%	*	*
Customer C	*	29%	*	16%	*	15%
Customer D	*	10%	*	12%	*	14%
Customer E	12%	*	*	*	*	*

*	less than 10%

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less, that are not restricted as to withdrawal, to be the equivalent of cash for the purpose of consolidated balance sheet and statement of cash flows presentation. Cash equivalents consisted of money market accounts as of January 31, 2016 and 2015. The Company maintained $352 and $525 of restricted cash related to an operating lease at January 31, 2016 and 2015, respectively.

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided to the extent that specific accounts receivable are considered to be uncollectible, based on historical experience, known collection issues, and management’s evaluation of outstanding accounts receivable at the end of the year. Uncollectible amounts, if any, are written-off against the allowance after all collection efforts have been exhausted. The Company recorded no bad debt expense during fiscal years ended January 31, 2016 and 2015. During the fiscal year ended January 31, 2014, the Company recorded $21 of net bad debt expense relating to write-offs of uncollectible receivables. Based on management’s analysis of its outstanding accounts receivable, and customers’ creditworthiness and collection history, the Company concluded that an allowance was not necessary as of January 31, 2016 and 2015.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

Property and Equipment, net

Property and equipment, net is stated at cost. Major renewals, additions and betterments are capitalized to property accounts while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed in the period incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations. Depreciation is computed using the straight-line method over the estimated useful life of each asset, generally as follows:

Asset classification	Estimated Useful Life
Computer equipment	3-5 years
Software	3 years
Office equipment and furniture	3-7 years
Leasehold improvements	Shorter of useful life or remaining life of lease

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to the future undiscounted cash flows the assets are expected to generate. If any long-lived assets are considered to be impaired, the impairment recognized equals the amount by which the carrying value of the assets exceeds its estimated fair value. The Company did not identify any indicators of impairment of its long-lived assets during the fiscal years ended January 31, 2016 and 2015.

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

In determining the realizability of the net United States federal and state deferred tax assets, the Company considers numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies and the industry in which it operates. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of the Company’s United States net deferred tax assets being recorded in fiscal year 2015 and continuing to be recorded as of January 31, 2016 and 2015. To the extent that the financial results of the United States operations improve in the future and the deferred tax assets become more likely than not realizable, the Company will reduce the valuation allowance through earnings.

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

Comprehensive Loss and Accumulated Other Comprehensive Loss

ASC 220, Comprehensive Income, requires the reporting and display of comprehensive income and its components. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources. Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments at January 31, 2016 and 2015.

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

Net Loss per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted amounts per share include the impact of the Company’s outstanding potential common shares, such as shares issuable upon exercise of in-the-money stock options or warrants or upon conversion of convertible preferred stock, when dilutive. Potential common shares that are anti-dilutive are excluded from the calculation of diluted net loss income per common share.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, as a result of which more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein. However, in July 2015, the FASB approved a one-year deferral that does not require adoption until calendar year 2018 (fiscal year 2019 for the Company). The two permitted transition methods under the new standard are: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard when it becomes effective.

In June 2014, the FASB issued ASU 2014-12, Stock Compensation, which is a standards update on accounting for share-based payments when the terms of the award provide that a performance target could be achieved after a requisite service period. The standard is effective for annual periods beginning after December 31, 2015, and interim periods therein, with early adoption permitted. This ASU is not expected to have an impact on the Company’s consolidated financial statements or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for interim periods therein. This ASU is not expected to have an impact on the Company’s consolidated financial statements or disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The guidance clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. The standard will be effective for annual reporting periods beginning after December 15, 2016, and for interim periods therein. Early adoption is permitted. This ASU is not expected to have an impact on the Company’s consolidated financial statements or disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Current generally accepted accounting principles require an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The new amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for interim periods therein. Early adoption is permitted. The Company prospectively adopted this ASU on January 31, 2016. Adoption of this ASU resulted in a reclassification of the Company’s current deferred tax assets and liabilities to non-current in the consolidated balance sheet as of January 31, 2016. Prior balance sheets were not retrospectively adjusted. Adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

3. Property and Equipment, net

Property and equipment, net consist of the following:

	January 31, 2016	January 31, 2015
Computer software and equipment	$17,964	$20,637
Office equipment and furniture	1,349	422
Leasehold improvements	1,562	2,593
Construction-in-process	169	—

Total property and equipment	21,044	23,652
Less accumulated depreciation	(9,012)	(16,691)

Property and equipment, net	$12,032	$6,961

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

Depreciation expense was $3,170, $2,567 and $1,834 for the fiscal years ended January 31, 2016, 2015 and 2014, respectively. Included in computer software and equipment and office equipment and furniture is equipment held pursuant to capital leases with costs of $14,809 and $18,303 and accumulated depreciation of $6,808 and $12,736 as of January 31, 2016 and 2015, respectively.

In January 2016, the Company substantially completed the renovation of its headquarters in Burlington, Massachusetts. In conjunction with these renovations, the Company capitalized $1,448 of furniture and equipment purchases, along with $1,201 of leasehold improvement construction. Additionally, the Company disposed of $2,290 of previously capitalized leasehold improvement construction and $8,129 of various computer equipment and furniture. All assets were fully depreciated and no gain or loss was recognized in conjunction with the disposals.

The Company periodically reviews the estimated useful lives of property and equipment. Changes to the estimated useful lives are recorded prospectively from the date of the change. During the first quarter of fiscal year 2014, the Company reevaluated its network assets, consisting primarily of server equipment utilized in its data centers, and determined that the expected average useful life of those assets had increased from three to five years, due to advances in technology and increased durability of the server equipment. The net book value of server assets placed in service as of February 1, 2013 was approximately $2,755. This change resulted in a decrease in depreciation expense on these assets of approximately $456 on an after-tax basis, for the fiscal year ended January 31, 2014.

4. Acquired Intangible Assets

Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives. The following table reflects the carrying value of intangible assets and related estimates of useful lives as of January 31, 2016:

	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value
Intellectual property	10	$3,505	$(1,461)	$2,044
Access to facilities contract	1	38	(38)	—

Total		$3,543	$(1,499)	$2,044

The following table reflects the carrying value of intangible assets and related estimates of useful lives as of January 31, 2015:

	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value
Intellectual property	10	$3,505	$(1,110)	$2,395
Access to facilities contract	1	38	(38)	—

Total		$3,543	$(1,148)	$2,395

Amortization expense of intangible assets was $350, $350 and $351 for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

The following table presents the expected future amortization expense related to the Company’s acquired intangible assets for the next five fiscal years and thereafter as of January 31, 2016:

2017	$351
2018	350
2019	351
2020	350
2021	350
2022 and thereafter	292

$2,044

5. Fair Value Measurements

Financial instruments consist primarily of cash and cash equivalents, accounts receivable and capital lease obligations. As of January 31, 2016 and 2015, the carrying amounts of these instruments approximate their fair values. The estimated fair values have been determined from information obtained from market sources and management estimates.

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

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of January 31, 2016:

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$11,019	$11,019	$—	$—

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of January 31, 2015:

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$12,514	$12,514	$—	$—

6. Accrued Expenses

Accrued expenses consist of the following:

	January 31, 2016	January 31, 2015
Accrued payroll	$1,828	$1,695
Sales and value added taxes	4,075	2,427
Accrued commissions and bonuses	3,900	3,150
Accrued income taxes payable	541	597
Deferred rent, current portion	186	597
Legal and professional	805	275
Other	864	1,844

Total accrued expenses	$12,199	$10,585

7. Deferred Rent

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

Deferred rent consists of the following:

	January 31, 2016	January 31, 2015
Leasehold improvement incentive	$1,839	$308
Non-cash rent expense	837	761

Total deferred rent	2,676	1,069
Less current portion included in accrued expenses	(186)	(597)

Deferred rent, net of current portion	$2,490	$472

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

As discussed in Note 10, the Company entered into an amendment to its corporate headquarter lease in Burlington, Massachusetts effective July 1, 2015. The amendment provided for a tenant improvement allowance of up to $1,681 to cover renovations made to the Company’s leased space over the remainder of fiscal year 2016. As of January 31, 2016, the Company recorded the full amount of the tenant improvement allowance as an increase to deferred rent. Of the renovation costs covered by the allowance, the Company paid for approximately $631, and accordingly, recorded a receivable from the landlord for this amount which is included in other current assets in the accompanying consolidated balance sheet. The $1,050 balance of these costs was funded by the landlord and is recorded as leasehold improvements within property and equipment, net in the accompanying consolidated balance sheet.

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

Under the Loan and Security Agreement, which was subsequently amended and extended at various times through January 30, 2012, the Company borrowed $5,000 on January 28, 2011 and an additional $3,500 on March 30, 2012, for a total borrowed amount of $8,500. The Loan and Security Agreement contained customary representations, warranties and reporting requirements, but no financial covenants. The term was for 54 months from the borrowing dates (the January 28, 2011 draw matured on August 1, 2015 and the March 30, 2012 draw matured on October 1, 2016) and the loans bore interest at 10.5% per annum. An additional 2.5% ($125 on the January 28, 2011 draw and $87 on the March 30, 2012 draw) was due at maturity and was originally recorded as a long-term liability and a debt discount. Interest only payments were payable during the first twelve months with principal and interest payments required for forty-two months thereafter. Included in interest expense in the accompanying consolidated statements of operations was interest paid to related parties under the Loan and Security Agreement of $0, $0 and $26 for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

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

In connection with the Loan and Security Agreement, and its subsequent amendments and extensions, the Company issued warrants to purchase shares of the Company’s Series G Convertible Preferred Stock (see Note 9). The Company recorded the original fair value of the warrants as debt discount with an offset to preferred stock warrant liability. The debt discount was amortized over the term of the loans using the effective interest method, with the unamortized debt discount as of the date of early payoff being written off to loss from the extinguishment of debt. For the fiscal years ended January 31, 2016, 2015 and 2014, the Company recorded $0, $0 and $131, respectively, in non-cash interest expense relating to this debt discount.

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

In July 2015, Massachusetts Capital Resource Company exercised warrants to purchase 21,538 shares of common stock at a cash exercise price of $6.11 per share. The Company has no remaining outstanding warrants as of January 31, 2016.

10. Commitments and Contingencies

Capital Leases

The Company leases certain equipment under capital leases expiring on various dates through fiscal 2019. Future minimum lease payments under capital lease commitments as of January 31, 2016 are as follows:

Year ended January 31,
2017	2,962
2018	1,720
2019	877

Total future minimum lease payments	5,559
Less: Interest	187

Present value of future minimum lease payments	5,372
Current portion of capital lease obligation	2,823

Long-term capital lease obligation	$2,549

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

In conjunction with the purchase of additional computer processor equipment for its high performance computing data center in New Jersey, effective as of September 1, 2015, the Company’s hosting and support arrangement for that facility was expanded to account for the new equipment.

The Company leases office facilities for all its other locations under operating leases expiring on various dates through April 2024. The Company also leases certain office equipment under operating leases that expire on various dates through February 2018. As of January 31, 2016, after taking into consideration the above amendments, total future minimum lease payments under non-cancelable lease and hosting arrangements are as follows:

Year ended January 31,
2017	$4,457
2018	4,493
2019	4,114
2020	3,249
2021	2,002
Thereafter	4,807

$23,122

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under all operating leases totaled $2,740, $2,699 and $2,823 for the fiscal years ended January 31, 2016, 2015 and 2014, respectively. Sub-rental income was $159, $382 and $324 for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

Purchase Obligations

The Company has minimum annual purchase commitments for certain sublicenses. As of January 31, 2016, the obligations payable relating to these commitments is $600 for each of the fiscal years 2017, 2018 and 2019.

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

Based on historical experience and information known as of January 31, 2016 and 2015, the Company has not recorded any liabilities for the above guarantees and indemnities.

11. Stock-Based Compensation

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

The Company’s common and preferred stock incentive plans are summarized as follows (the table reflects options for preferred stock on an as converted to common stock basis):

Plan	Authorized and Reserved	Outstanding January 31, 2016		Available to Issue
1999 Series G Convertible Preferred Nonqualified Stock Option Plan (1)	384,615	—		—
2005 Series G Convertible Preferred Stock Incentive Plan (1)	1,846,153	179,257		—
2007 Stock Incentive Plan (1)	1,076,923	656,338		—
2011 Stock Incentive Plan	1,769,230	1,301,375	(2)	420,202

	5,076,921	2,136,970		420,202

(1)	Effective upon the consummation of its initial public offering on July 3, 2012, the Company ceased issuing awards under any plan other than its 2011 Stock Incentive Plan.
(2)	Outstanding awards include 24,867 restricted stock units granted during the year to certain members of the board of directors, which will fully vest in June 2016.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

Grant-Date Fair Value

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

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

The fair value of common stock service-based options for employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	Year Ended January 31,
	2016	2015	2014
Expected life (years)	6.25	6.25	6.25
Risk-free interest rate	1.96%	2.15%	2.21%
Expected volatility	36.8%	47.3%	50.6%
Expected dividend yield	0.0%	0.0%	0.0%

A summary of the changes in common stock options issued under all of the existing stock option plans is as follows (the table reflects options for preferred stock on an as converted to common stock basis):

	Year Ended January 31, 2016
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding—beginning of period	2,809,960	$7.57
Granted	130,284	10.68
Exercised	(747,818)	1.41
Cancelled	(80,323)	11.71

Outstanding—end of period	2,112,103	$9.79	6.5	$3,689

Exercisable—end of period	1,245,480	$9.12	5.2	$2,976

Vested or Expected to Vest—end of period	1,877,880	$9.76	6.2	$3,468

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s stock on January 31, 2016 and the exercise price of the underlying options.

The following table summarizes information relating to stock options granted and exercised:

	Year Ended January 31
	2016	2015	2014
Weighted average fair value of options granted	$10.68	$10.67	$6.80
Aggregate intrinsic value of options exercised (1)	6,812	5,503	528

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s stock at exercise and the exercise price of the underlying options.

In June 2015, 19,521 restricted stock units, granted to certain members of the board of directors, vested with a fair market value of $180. The Company also granted 24,867 restricted stock units to certain members of the board of directors, which will fully vest in June 2016.

Stock-Based Compensation Expense

For standard service-based stock options, the Company records stock-based compensation expense over the estimated service/vesting period. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Performance-based stock

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

options are recognized as expense over the requisite service period when it becomes probable that performance measures triggering vesting will be met. During fiscal year 2015, the Company granted performance-based options with vesting criteria tied to performance metrics for fiscal years 2015 and 2016. Required metrics for certain grants eligible to vest were achieved in fiscal years 2015 and 2016, and, accordingly, the Company has recorded $289 and $410, respectively, in share-based compensation expense associated with these options.

Total stock-based compensation expense was recorded within the consolidated statement of operations for the fiscal years ended January 31, 2016, 2015 and 2014 as follows:

	Year Ended January 31
	2016	2015	2014
Cost of revenues	$234	$209	$137
Sales and marketing	405	413	239
Research and development	886	865	376
General and administrative	751	743	458

Total	$2,276	$2,230	$1,210

The total unrecognized compensation cost related to outstanding stock options is $3,804 at January 31, 2016. This amount is expected to be recognized over a weighted-average period of 1.93 years.

12. Income Taxes

The components of loss before income taxes are as follows:

	Year Ended January 31,
	2016	2015	2014
United States	$(4,201)	$(3,682)	$(3,068)
Foreign	936	1,256	1,439

Loss before income taxes	$(3,265)	$(2,426)	$(1,629)

The Company’s effective tax rate varies from the U.S. federal statutory rate as follows:

	Year Ended January 31,
	2016	2015	2014
United States federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	0.8	0.5	0.6
Meals and entertainment	(1.1)	(1.9)	(1.6)
Stock compensation	(12.3)	(20.4)	(16.1)
Executive compensation	(3.2)	(3.4)	(5.1)
United States federal and state credits	26.2	33.3	30.6
Change in valuation allowance	(89.5)	(689.8)	6.4
Foreign taxes and rate differential	(1.1)	(0.8)	21.7
Write-off of tax attributes	—	(40.7)	(12.7)
Other	(1.0)	(0.4)	(1.3)

Total	(47.2)%	(689.6)%	56.5%

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$9,832	$10,050
Business credit carryforwards	7,685	5,744
Accrued expenses	1,129	826
Amortization	179	140
Stock-based compensation	824	536
Deferred revenue	253	—
Deferred rent	946	377
Unrealized foreign exchange losses	151	—

Gross deferred tax assets	20,999	17,673
Valuation allowance	(19,962)	(17,041)

Total deferred tax assets	1,037	632

Deferred tax liabilities:
Depreciation	(785)	(228)
Unrealized foreign exchange gains	—	(217)
Other	—	(8)

Total deferred tax liabilities	(785)	(453)

Net deferred tax assets	$252	$179

The components of the (provision) benefit for income taxes are as follows:

	Year Ended January 31,
	2016	2015	2014
Current:
Federal	$(1,088)	$(989)	$(944)
State	4	(6)	(28)
Foreign	(543)	(593)	(292)

Total current	(1,627)	(1,588)	(1,264)

Deferred:
Federal	2,437	2,365	1,908
State	484	(836)	64
Foreign	85	64	108
Change in valuation allowance	(2,921)	(16,736)	104

Total deferred	85	(15,143)	2,184

Total (provision) benefit for income taxes	$(1,542)	$(16,731)	$920

The income tax provision for fiscal year 2016 primarily consists of the tax effects of foreign operating results and foreign withholding taxes. The income tax provision for fiscal year 2015 includes a $14,423 non-cash charge to record a valuation allowance against the Company’s United States net deferred tax assets and a $788 non-cash write-off of state deferred tax assets (discussed further below).

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

During fiscal year 2015, the Company determined that the United States federal and state net deferred tax assets were no longer more-likely-than-not realizable. As a result, the Company recorded a deferred tax provision of $14,423 to establish a valuation allowance on the full amount of the United States federal and state net deferred tax assets. In determining the realizability of these assets, the Company considered numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies and the industry in which it operates. Through the three months ended April 30, 2014, the Company’s results reflected a three-year cumulative loss position in the United States; prior thereto, the historical results reflected a three-year cumulative profit. Reflecting management’s plans to continue investing in the business for future growth, the Company continued in a three-year cumulative loss position through the remainder of fiscal year 2015 and throughout 2016. The Company’s cumulative historical loss position at April 30, 2014 and projected cumulative loss position resulted in significant negative evidence which caused management to modify its assessment of the Company’s deferred tax assets, concluding that it no longer was more likely than not that these deferred tax assets would be realized and thus, a valuation allowance was necessary against the full amount of our United States net deferred tax assets; this conclusion has continued through January 31, 2016.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset its United States federal taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. During the first quarter of fiscal year 2015, management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. The annual limit was approximately $14,032 for fiscal year 2015, $16,758 for each of fiscal years 2016 through 2019, $8,046 for fiscal year 2020 and $6,366 for each fiscal year thereafter. The ownership change also resulted in the loss of the Company’s ability to utilize $788 of its $819 of state net operating loss carryforwards, credits and other state attributes, which resulted in a write-off of the $788 of state deferred tax assets.

As of January 31, 2016, the Company had United States federal net operating loss carryforwards of $28,782, which will begin to expire in fiscal year 2018, and state net operating loss carryforwards of $1,035, which will begin to expire in fiscal year 2025. The Company has an additional $1,130 of federal and state net operating losses not reflected above (net of tax), that are attributable to stock option exercises, which will be recorded as an increase in additional paid-in capital on the Company’s consolidated balance sheet once they are “realized” in accordance with ASC 718, Compensation—Stock Compensation. As of January 31, 2016, the Company had federal tax credit carryforwards of approximately $7,173, which will begin to expire in fiscal year 2018, and state tax research and development credit carryforwards of approximately $512, which will begin to expire in fiscal year 2030.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company has gross unrecognized tax benefits of $2,836 and $2,442 at January 31, 2016 and 2015, respectively, of which $2,163 and $1,972, if recognized respectively, would result in a reduction to the Company’s effective tax rate.

A tabular roll forward of the Company’s uncertainties in its income tax provision liability is presented below:

	Year Ended January 31
	2016	2015
Gross balance at February 1	$2,442	$2,167
Additions based on tax positions related to the current year	485	648
Reductions for tax positions of prior years	(91)	(373)

Gross balance at January 31	$2,836	$2,442

The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. These amounts are not reflected in the reconciliation above. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet as of January 31, 2016 and 2015 was $97 and $78, respectively.

It is reasonably possible within the next twelve months that the liability for unrecognized tax benefits relating to transfer pricing in a foreign jurisdiction will decrease by approximately $399, inclusive of interest, primarily as a result of the expiration of the statute of limitations. The Company and one or more of its subsidiaries file United States federal income tax returns and tax returns in various state and foreign jurisdictions. With limited exceptions, the Company is no longer subject to federal, state or local examinations for years prior to January 31, 2011. However, carryforward attributes that were generated prior to January 31, 2012 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

The Company’s intention is to indefinitely reinvest the total amount of its unremitted earnings in the local international jurisdiction, except for instances in which the Company can remit such earnings to the United States without an associated net tax cost. Events that could trigger a tax might include United States acquisitions or other investments funded by cash distributions or loans from a foreign subsidiary. Because of the complexity of United States and foreign tax rules applicable to the distribution of earnings from foreign subsidiaries to United States legal entities, the determination of the unrecognized deferred tax liability on these earnings is not practicable. The Company has not provided for United States taxes on the unremitted earnings of its international subsidiaries of $5,010.

13. Net Loss per Share

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

The following table sets forth the components of the computation of basic and diluted net loss per common share for the periods indicated:

	Year Ended January 31,
	2016	2015	2014
Numerator:
Net loss	$(4,807)	$(19,157)	$(709)

Denominator:
Weighted average common shares, basic and diluted	14,520,834	13,735,897	13,326,883

Basic and diluted net loss per share	$(0.33)	$(1.39)	$(0.05)

All of the Company’s outstanding stock options and unvested restricted stock unit awards were excluded from the computation of diluted net loss per share for the years ended January 31, 2016, 2015 and 2014 because including them would have had an anti-dilutive effect due to the net loss position of the Company. At January 31, 2016, 2015 and 2014, the Company had outstanding options, unvested restricted stock unit awards and warrants of 2,136,970, 2,851,394 and 2,401,649, respectively.

14. Geographic and Segment Information

ASC 280, Segment Reporting, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in annual and interim reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision maker, as defined under ASC 280, is a combination of the chief executive officer and the chief financial officer. The Company views its operations and manages its business as one operating segment.

Revenues by geographic location in total and as a percentage of total revenues are as follows:

	Year Ended January 31,
	2016		2015		2014
	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue
Geographic location:
United States	$18,786	28.7%	$15,054	24.5%	$12,202	22.3%
Germany	9,376	14.3	11,494	18.7	10,287	18.9
Japan	10,306	15.7	9,598	15.6	8,810	16.2
France	7,445	11.4	9,020	14.7	9,424	17.3
Korea	5,557	8.5	5,388	8.8	4,684	8.6
United Kingdom	7,401	11.3	5,058	8.2	4,658	8.5
Sweden	1,928	2.9	2,165	3.5	2,046	3.8
Other	4,648	7.2	3,654	6.0	2,403	4.4

	$65,447	100.0%	$61,431	100.0%	$54,514	100.0%

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

Net long-lived assets, consisting of property and equipment, net, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic area were as follows:

	As of January 31,
	2016	2015
United States	$11,346	$6,080
France	388	590
Germany	110	132
Japan	116	91
Other	72	68

	$12,032	$6,961

15. Employee Benefit Plans

401(k) Plan

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. For the years ended January 31, 2016, 2015 and 2014, the Company made total contributions of $589, $590 and $468, respectively.

Foreign Defined Contribution Plans

The Company, through its wholly owned subsidiaries, contributes to local defined contribution plans that provide retirement benefits for the Company’s foreign-based employees. For the years ended January 31, 2016, 2015 and 2014, the Company, through its subsidiaries, made contributions of $1,072, $1,123 and $976, respectively, to these plans.

EXA CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands except per share amounts)

16. Quarterly Results of Operations (Unaudited)

The following table sets forth the Company’s unaudited operating results for each of the eight quarters in the two-year period ended January 31, 2016. The information is derived from the Company’s unaudited financial statements. In the opinion of management, the Company’s unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The financial information presented for the interim periods has been prepared in a manner consistent with the Company’s accounting policies described in Note 2 and should be read in conjunction therewith. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full-year period or any future period.

	Fiscal Year 2016 Quarter Ended				Fiscal Year 2015 Quarter Ended
	April 30, 2015	July 31, 2015	October 31, 2015	January 31, 2016	April 30, 2014	July 31, 2014	October 31, 2014	January 31, 2015
License revenue	$12,242	$12,977	$13,966	$14,314	$11,660	$12,316	$12,866	$12,900
Project revenue	2,526	2,478	2,998	3,946	2,110	2,527	3,092	3,960

Total revenues	14,768	15,455	16,964	18,260	13,770	14,843	15,958	16,860

Operating expenses:
Cost of revenues	4,643	4,755	5,118	5,601	4,596	4,632	4,562	5,143
Sales and marketing	2,488	2,440	2,336	2,886	2,567	2,509	2,442	3,150
Research and development	6,170	5,952	6,143	5,875	5,102	5,404	5,462	5,841
General and administrative	3,267	3,126	3,456	3,917	3,122	3,217	3,171	2,958

Total operating expenses	16,568	16,273	17,053	18,279	15,387	15,762	15,637	17,092

(Loss) income from operations	(1,800)	(818)	(89)	(19)	(1,617)	(919)	321	(232)

Other (expense) income, net:
Foreign exchange (loss) gain	(52)	(171)	51	(150)	(44)	175	194	19
Interest expense, net	(62)	(52)	(57)	(53)	(79)	(92)	(85)	(74)
Other income, net	—	—	6	1	—	3	4	—

Total other (expense) income, net	(114)	(223)	—	(202)	(123)	86	113	(55)

(Loss) income before income taxes	(1,914)	(1,041)	(89)	(221)	(1,740)	(833)	434	(287)
Benefit (provision) for income taxes	26	(154)	(344)	(1,070)	(15,480)	(176)	(214)	(861)

Net (loss) income	$(1,888)	$(1,195)	$(433)	$(1,291)	$(17,220)	$(1,009)	$220	$(1,148)

Basic (loss) income per share	$(0.13)	$(0.08)	$(0.03)	$(0.09)	$(1.28)	$(0.07)	$0.02	$(0.08)
Diluted (loss) income per share	$(0.13)	$(0.08)	$(0.03)	$(0.09)	$(1.28)	$(0.07)	$0.02	$(0.08)

Schedule II

Valuation and Qualifying Accounts

For the years ended January 31, 2016, 2015 and 2014

	Balance at Beginning of Period	Amounts Charged (Credited) to Expense	Deductions From Allowance (1)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts
Year Ended January 31, 2016	$—	$—	$—	$—
Year Ended January 31, 2015	$—	$—	$—	$—
Year Ended January 31, 2014	$—	$21	$(21)	$—

Valuation allowance for deferred tax assets
Year Ended January 31, 2016	$17,041	$2,921	$—	$19,962
Year Ended January 31, 2015	$305	$17,041	$(305)	$17,041
Year Ended January 31, 2014	$409	$(104)	$—	$305

(1)	Deductions consist of amounts written off during the period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of January 31, 2016 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2016.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2016. In making this assessment, management used the updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, our management concluded that as of January 31, 2016, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement

Effective December 1, 2015, we entered into a third amendment to our OEM License Agreement with ThermoAnalytics, Inc., or ThermoAnalytics. The third amendment extends the notice period for ThermoAnalytics to terminate our right to market and sell products incorporating technology licensed from ThermoAnalytics in Japan from six months to three years, updates the list of ThermoAnalytics products we are permitted to market and sell in Japan, and updates certain other pricing provisions.

A copy of the third amendment to our OEM License Agreement is attached hereto as Exhibit 10.1 and is incorporated into this Item 9B by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth under the captions “Election of Directors,” “Executive Officers,” “Code of Ethics,” “Directors—Audit Committee Financial Expert” and “Corporate Governance” in our definitive proxy statement for the fiscal year 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year (the “2016 Proxy Statement”), and is incorporated herein by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth under the captions “Executive Officers—Executive Compensation” in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2016 Proxy Statement, and is incorporated herein by reference.

We have two equity compensation plans under which awards are currently authorized for issuance, our 2011 Stock Incentive Plan, or our 2011 Plan, and our 2011 Employee Stock Purchase Plan, or our 2011 ESPP. In connection with the consummation of our initial public offering in July 2012, our board of directors terminated any new offerings under our 1999 Series G Convertible Preferred Nonqualified Stock Option Plan, or our 1999 Plan, our 2005 Series G Convertible Preferred Stock Incentive Plan, or our 2005 Plan, and our 2007 Stock Incentive Plan, or our 2007 Plan. Each of our 2011 Plan, 2011 ESPP, 2007 Plan and 2005 Plan was approved by our stockholders prior to our initial public offering in 2012. Our 1999 Plan was not approved by our stockholders. The following table provides information regarding securities authorized for issuance as of January 31, 2016 under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, and vesting of outstanding restricted stock units	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	2,136,970	$9.68	881,740	(1)(2)
Equity compensation plans not approved by securityholders	—	$—	—
Total	2,136,970	$9.68	881,740

(1)	Includes 420,202 shares issuable under our 2011 Stock Incentive Plan, which may be issued in the form of options, restricted stock, unrestricted stock, performance share awards or other equity-based awards.
(2)	Includes 461,538 shares issuable under our 2011 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by this item will be set forth under the caption “Executive Officers—Certain Relationships and Related Transactions” and “Corporate Governance” in our 2016 Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm” in our 2016 Proxy Statement, is incorporated herein by reference.

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

(3) Index to Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013)

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012)

4.1	Specimen certificate for common stock of Exa Corporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-176019)

4.2	Series A Preferred Stock and Warrant Purchase Agreement dated April 30, 1993 by and among Exa Corporation and Fidelity Ventures Ltd, Philip Cooper, Robert S. Kniffin, Kim Molvig and Stephen A. Remondi (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1, File No. 333-176019)

4.3	Series B Preferred Stock and Warrant Purchase Agreement dated November 2, 1994 by and among Exa Corporation and Fidelity Ventures Ltd., Boston Capital Ventures III, Limited Partnership, Edelson Technology Partners, Massachusetts Capital Resource Company, Associated Group, Inc., John J. Shields, III and John William Poduska (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1, File No. 333-176019)

4.4	Series C Convertible Preferred Stock Purchase Agreement dated September 30, 1996 by and among Exa Corporation and Fidelity Ventures Ltd., InfoTech Fund I LLC (formerly Fidelity Investors Limited Partnership), Boston Capital Ventures III, Limited Partnership, Edelson Technology Partners, Massachusetts Capital Resource Company, Associated Group, Inc., Itochu Corporation, Itochu Techno-Science Corporation, Itochu Technology, Inc., John J. Shields, III and John William Poduska (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-1, File No. 333-176019)

4.5	Series E Convertible Preferred Stock Purchase Agreement dated January 28, 1998 by and among Exa Corporation and Boston Capital Ventures III, Limited Partnership, Associated Group, Inc., Edelson Technology Partners, Itochu Techno-Science Corporation, John William Poduska and King’s Point Holdings, Inc. (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-1, File No. 333-176019)

4.6	Note Purchase Agreement dated February 9, 2004 by and among Exa Corporation, Edelson Technology Partners, InfoTech Fund I LLC, FMR Corp., Boston Capital Ventures III, Limited Partnership, and Boston Capital Ventures IV, Limited Partnership (incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-1, File No. 333-176019)

Exhibit Number	Description

4.7	Stock Purchase Agreement dated April 30, 2008 by and among Exa Corporation, InfoTech Fund I LLC, Fidelity Investors Limited Partnership, Boston Capital Ventures III, Limited Partnership, Boston Capital Ventures IV, Limited Partnership, and the additional investors parties thereto (incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-1, File No. 333-176019)

4.8	Exa Corporation 1999 Series G Convertible Preferred Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4.13 to our Registration Statement on Form S-1, File No. 333-176019)*

4.9	Exa Corporation 2005 Series G Convertible Preferred Stock Incentive Plan (incorporated by reference to Exhibit 4.15 to our Registration Statement on Form S-1, File No. 333-176019)*

4.10	Exa Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.18 to our Registration Statement on Form S-1, File No. 333-176019)*

4.11	Exa Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.21 to our Registration Statement on Form S-1, File No. 333-176019)*

4.12	Form of Incentive Stock Option Agreement for use under the Exa Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.22 to our Registration Statement on Form S-1, File No. 333-176019)*

4.13	Form of Nonqualified Stock Option Agreement for use under the Exa Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.23 to our Registration Statement on Form S-1, File No. 333-176019)*

4.14	Exa Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.24 to our Registration Statement on Form S-1, File No. 333-176019)*

10.1†	OEM License Agreement dated October 26, 2006 between ThermoAnalytics, Inc. and Exa Corporation (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1, File No. 333-176019)

10.2†	First Amendment to OEM License Agreement dated as of June 10, 2011 by and between ThermoAnalytics, Inc. and Exa Corporation (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1, File No. 333-176019)

10.3†	Second Amendment to OEM License Agreement dated as of February 1, 2013, by and between ThermoAnalytics, Inc. and Exa Corporation (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for our fiscal year ended January 31, 2013

10.4††	Third Amendment to OEM License Agreement dated as of December 1, 2015, by and between ThermoAnalytics, Inc. and Exa Corporation.

10.5	Lease dated July 21, 2008 between Netview 5 and 6 LLC and Exa Corporation (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, File No. 333-176019)

10.6	First Amendment and Partial Termination Agreement dated July 31, 2015 between Exa Corporation and Network Drive Owner LLC (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the three months ended July 31, 2015)

10.7	Employment Contract dated October 17, 2001 between Exa Corporation and Jean-Paul Roux (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1, File No. 333-176019)*

10.8	Work Agreement dated January 10, 2006 between Exa Corporation and Jean-Paul Roux (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for our fiscal year ended January 31, 2015)*

Exhibit Number	Description

10.9	Letter Agreement dated December 29, 2014 between Exa Corporation and Stephen P. Sarno (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for our fiscal year ended January 31, 2015)*

10.10	Employment Agreement dated April 22, 2015 between Exa Corporation and Stephen Remondi (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the three months ended April 20, 2015)*

10.11	Employment Agreement dated April 22, 2015 between Exa Corporation and Richard Gilbody (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the three months ended April 20, 2015)*

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen A. Remondi, President, Chief Executive Officer and Director of Exa Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Richard F. Gilbody, Chief Financial Officer of Exa Corporation

32.1	Section 1350 Certification, executed by Stephen A. Remondi, President, Chief Executive Officer and Director of Exa Corporation

32.2	Section 1350 Certification, executed by Richard F. Gilbody, Chief Financial Officer of Exa Corporation

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Indicates management contract or compensatory plan or arrangement.
†	We have omitted portions of this exhibit which have been granted confidential treatment.
††	Portions of this exhibit have been omitted subject to a pending request for confidential treatment under 24b-2 under the Securities Exchange Act of 1934, and in connection with that request, an unredacted copy of this exhibit has been filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXA CORPORATION

By:	/s/ Stephen A. Remondi
Stephen A. Remondi
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 21, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen A. Remondi Stephen A. Remondi	Chief Executive Officer, President and Director (Principal Executive Officer)	March 21, 2016

/s/ Richard F. Gilbody Richard F. Gilbody	Chief Financial Officer (Principal Financial Officer)	March 21, 2016

/s/ John J. Shields, III John J. Shields, III	Director	March 21, 2016

/s/ John William Poduska John William Poduska	Director	March 21, 2016

/s/ Robert Burke Robert Burke	Director	March 21, 2016

/s/ Mark Fusco Mark Fusco	Director	March 21, 2016

/s/ Wayne Mackie Wayne Mackie	Director	March 21, 2016

/s/ Robert Schechter Robert Schechter	Director	March 21, 2016