Form 10-Q
period 2016-04-30
EXA CORP
filed 2016-05-25
CIK 890264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

As of May 20, 2016, 14,719,558 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

EXA CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED April 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXA CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	April 30, 2016	January 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$39,182	$27,649
Accounts receivable	13,675	32,072
Prepaid expenses and other current assets	2,428	3,707

Total current assets	55,285	63,428
Property and equipment, net	11,249	12,032
Intangible assets, net	1,957	2,044
Deferred tax assets	440	428
Restricted cash	352	352
Other assets	781	737

Total assets	$70,064	$79,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,235	$3,462
Accrued expenses	6,465	12,199
Current portion of deferred revenue	33,148	32,849
Current portion of capital lease obligations	2,597	2,823

Total current liabilities	44,445	51,333
Deferred revenue	3,172	4,484
Capital lease obligations	2,024	2,549
Deferred rent	2,482	2,490
Other long-term liabilities	715	678

Total liabilities	52,838	61,534

Commitments and contingencies (Note 9)
Stockholders’ equity :
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,676,339 and 14,663,621 shares issued, respectively; 14,643,837 and 14,631,119 shares outstanding, respectively	15	15
Additional paid-in capital	92,191	91,626
Accumulated deficit	(74,628)	(73,685)
Treasury stock (32,502 common shares, at cost)	0	0
Accumulated other comprehensive loss	(352)	(469)

Total stockholders’ equity	17,226	17,487

Total liabilities and stockholders’ equity	$70,064	$79,021

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended April 30,
	2016	2015
Revenue:
License revenue	$14,059	$12,242
Project revenue	2,726	2,526

Total revenue	16,785	14,768

Operating expenses:
Cost of revenues	4,804	4,643
Sales and marketing	3,331	2,488
Research and development	6,211	6,170
General and administrative	3,449	3,267

Total operating expenses	17,795	16,568

Loss from operations	(1,010)	(1,800)

Other income (expense), net:
Foreign exchange gain (loss)	215	(52)
Interest expense	(47)	(65)
Interest income	10	3
Other income, net	9	—

Total other income (expense), net	187	(114)

Loss before income taxes	(823)	(1,914)
(Provision) benefit for income taxes	(120)	26

Net loss	$(943)	$(1,888)

Net loss per share:
Basic	$(0.06)	$(0.13)
Diluted	$(0.06)	$(0.13)
Weighted average shares outstanding used in computing net loss per share:
Basic	14,636,433	14,301,709
Diluted	14,636,433	14,301,709
Comprehensive loss:
Net loss	$(943)	$(1,888)
Foreign currency translation adjustment	117	40

Comprehensive loss	$(826)	$(1,848)

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended April 30,
	2016	2015
Cash flows provided by operating activities:
Net loss	$(943)	$(1,888)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,011	750
Stock-based compensation expense	489	614
Deferred rent expense	(6)	(101)
Deferred income taxes	(12)	(6)
Net change in operating assets and liabilities:
Accounts receivable	17,863	21,097
Prepaid expenses and other current assets	1,242	(1,476)
Other assets	(45)	537
Accounts payable	(970)	4
Accrued expenses	(5,750)	(1,959)
Other liabilities	36	(94)
Deferred revenue	(1,042)	734

Net cash provided by operating activities	11,873	18,212

Cash flows used in investing activities:
Purchases of property and equipment	(521)	(141)

Net cash used in investing activities	(521)	(141)

Cash flows used in financing activities:
Proceeds from stock option exercises	57	648
Payments of capital lease obligations	(751)	(650)

Net cash used in financing activities	(694)	(2)

Effect of exchange rate changes on cash	875	(57)

Net increase in cash and cash equivalents	11,533	18,012
Cash and cash equivalents, beginning of period	27,649	21,785

Cash and cash equivalents, end of period	$39,182	$39,797

Supplemental cash flow disclosures:
Cash paid for interest	$47	$65
Cash paid for income taxes	$1,137	$958
Supplemental disclosure of non-cash investing activities:
Decrease in unpaid purchases of property and equipment	$(426)	$—

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

Basis of Presentation

The interim financial data as of April 30, 2016 and for the three months ended April 30, 2016 and 2015 are unaudited; however, in the opinion of the Company’s management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated balance sheet presented as of January 31, 2016 has been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Exa annual report on Form 10-K for the year ended January 31, 2016 filed with the Securities and Exchange Commission on March 21, 2016.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, as a result of which more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein. However, in July 2015, the FASB approved a one-year deferral that does not require adoption until calendar year 2018 (fiscal 2019 for the Company). The two permitted transition methods under the new standard are: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and, further, has not yet determined the method by which it will adopt the standard when it becomes effective.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires the recognition of lease assets and liabilities for all leases, with certain exceptions, on the balance sheet. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for annual periods beginning after December 15, 2018, and for interim periods therein. The Company is currently evaluating the requirements of this ASU and has not yet determined its impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718)—Improvements to Employee Share-Based Payment Accounting. This standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for interim periods therein. Early adoption is permitted. The Company is currently evaluating the requirements of this ASU and has not yet determined its impact on the Company’s consolidated financial statements.

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

The following summarizes the calculation of basic and diluted net loss per share:

	Three Months Ended April 30,
	2016	2015
Numerator:
Net loss	$(943)	$(1,888)

Denominator:
Weighted average common shares, basic and diluted	14,636,433	14,301,709

Basic and diluted net loss per share	$(0.06)	$(0.13)

The table below represents outstanding options, restricted stock unit awards and warrants that were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect. All of the Company’s outstanding stock options, unvested restricted stock units and warrants were anti-dilutive for the three months ended April 30, 2016 and 2015 due to the net loss position of the Company.

	Three Months Ended April 30,
	2016	2015
Options, restricted stock unit awards and warrants to purchase common and preferred stock	1,943,562	2,606,097

4. Property and Equipment, net

Property and equipment, net consists of the following:

	April 30, 2016	January 31, 2016
Computer software and equipment	$18,160	$17,964
Office equipment and furniture	1,495	1,349
Leasehold improvements	1,619	1,562
Construction-in-process	41	169

Total property and equipment	21,315	21,044
Less accumulated depreciation	(10,066)	(9,012)

Property and equipment, net	$11,249	$12,032

For the three months ended April 30, 2016 and 2015, depreciation expense was $923 and $662, respectively. Included in computer software and equipment and office equipment and furniture is equipment held pursuant to capital leases with costs of $14,863 and $14,809 and accumulated depreciation of $7,501 and $6,808 as of April 30, 2016 and January 31, 2016, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	April 30, 2016	January 31, 2016
Accrued payroll	$1,861	$1,828
Sales and value added taxes	1,625	4,075
Accrued commissions and bonuses	961	3,900
Accrued income taxes payable	412	541
Deferred rent, current portion	188	186
Legal and professional	554	805
Other	864	864

Total accrued expenses	$6,465	$12,199

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

Deferred rent consists of the following:

	April 30, 2016	January 31, 2016
Leasehold improvement incentive	$1,775	$1,839
Non-cash rent expense	895	837

Total deferred rent	2,670	2,676
Less current portion included in accrued expenses	(188)	(186)

Deferred rent, net of current portion	$2,482	$2,490

7. Fair Value Measurements

Financial instruments consist primarily of cash and cash equivalents, accounts receivable and capital lease obligations. As of April 30, 2016 and January 31, 2016, the carrying amounts of these instruments approximate their fair values. The estimated fair values have been determined from information obtained from market sources and management estimates.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of April 30, 2016:

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$11,027	$11,027	$—	$—

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

The following table reflects the carrying value of intangible assets as of April 30, 2016:

	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(1,548)	$1,957
Access to facilities contract	38	(38)	—

Total	$3,543	$(1,586)	$1,957

The following table reflects the carrying value of intangible assets as of January 31, 2016:

	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(1,461)	$2,044
Access to facilities contract	38	(38)	—

Total	$3,543	$(1,499)	$2,044

Amortization expense of intangible assets was $88 for the three months ended April 30, 2016 and 2015.

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

Based on historical experience and information known as of April 30, 2016 and January 31, 2016, the Company has not recorded any liabilities for these guarantees and indemnities.

10. Stock-Based Compensation

The fair value of common stock service-based options for employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	Three Months Ended April 30,
	2016	2015
Expected life (years)	6.25	6.25
Risk-free interest rate	1.54%	1.80%
Expected volatility	35.3%	39.0%
Expected dividend yield	0.0%	0.0%

The weighted-average grant date fair value per share for service-based stock options granted in the three months ended April 30, 2016 and 2015 was $4.18 and $4.27, respectively.

For standard service-based stock options, the Company records stock-based compensation expense over the estimated service/vesting period. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.

Performance-based stock options are recognized as expense over the requisite service period when it becomes probable that performance measures triggering vesting will be met. Certain grants vested during the first quarter of fiscal year 2017 based on achieved performance metrics for fiscal year 2016, and accordingly, the Company recorded $51 in share-based compensation expense associated with these options in the three months ended April 30, 2016. Furthermore, as of April 30, 2016, the Company has concluded that it is not probable that the required metrics for vesting of the remaining unvested options will be achieved. As such, the Company has not recognized any additional share-based compensation expense associated with the unvested portion of these performance-based options.

During the first quarter of fiscal year 2017, the Company granted performance-based restricted stock units (“PSUs”) for a total of 337,000 shares of common stock. The PSUs are eligible to vest, and will vest over a two-year period, if certain specified targets are met in fiscal year 2017. PSUs are recognized as expense when it becomes probable that performance measures triggering vesting will be achieved. As of April 30, 2016, the Company has concluded that it is not probable that any of the required metrics for vesting of the PSUs will be achieved. As a result, the Company has not recognized any share-based compensation expense associated with these awards.

Total stock-based compensation expense related to stock options and restricted stock units issued by the Company is as follows:

	Three Months Ended April 30,
	2016	2015
Cost of revenues	$44	$69
Sales and marketing	90	115
Research and development	183	241
General and administrative	172	189

Total	$489	$614

The total unrecognized compensation cost related to outstanding stock options is $2,484 at April 30, 2016. This amount is expected to be recognized over a weighted-average period of 2.07 years.

11. Income Taxes

For the three months ended April 30, 2016, the Company’s income tax provision was $120. The provision primarily consists of the tax effects of foreign operating results and foreign withholding taxes. For the three months ended April 30, 2015, the income tax benefit was $26. The benefit for the three months ended April 30, 2015 primarily consists of the tax effect of foreign losses, offset by withholding taxes.

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

It is reasonably possible within the next nine months that the liability for unrecognized tax benefits relating to transfer pricing in a foreign jurisdiction will decrease by approximately $403, inclusive of interest, primarily as a result of the expiration of the statute of limitations. The Company and one or more of its subsidiaries file United States federal income tax returns and tax returns in various state and foreign jurisdictions. With limited exceptions, the Company is no longer subject to federal, state, local or foreign examinations for years ending prior to January 31, 2012. However, carryforward attributes that were generated in tax years ending prior to January 31, 2013 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset its taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. During the first quarter of fiscal year 2015, management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. The Company’s management has determined that, as of April 30, 2016, it had not experienced another ownership change for purposes of Section 382. However, future transactions in the Company’s common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset the Company’s taxable income, if any. Any such limitation, whether as the result of sales of common stock by the Company’s existing stockholders or sales of common stock by the Company, could have a material adverse effect on the Company’s results of operations in future years.

12. Geographic Information

Revenue by geographic area, attributed to individual countries based upon location of the external customer, is as follows:

	Three Months Ended April 30,
	2016	2015
United States	$4,307	$3,843
Germany	2,549	2,190
Japan	3,426	2,341
France	1,887	1,779
Korea	1,337	1,293
United Kingdom	1,644	1,861
Sweden	418	475
Other	1,217	986

	$16,785	$14,768

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic areas were as follows:

	April 30, 2016	January 31, 2016
United States	$10,580	$11,346
France	353	388
Germany	116	110
Japan	124	116
Other	76	72

	$11,249	$12,032

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Result of Operations appearing in our Annual Report on Form 10-K, filed with the SEC on March 21, 2016. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

We derive our revenue primarily from the sale of our simulation software, using an annual capacity-based licensing model. Our customers usually purchase PowerFLOW simulation capacity under one-year term licenses, with a minority utilizing multi-year arrangements or a “pay as you go” model. Simulation capacity may be purchased as software-only, to be run on the customer’s own computer hardware, or provided in the form of software-as-a-service, via our hosted PowerFLOW ExaCLOUD offering. To introduce new customers to our simulation solutions, we typically perform fixed-price projects that include simulation services, along with engineering and consulting services. ExaCLOUD continues to play an increasingly important role in our new customer acquisition go-to-market model, as virtually all of our projects are now being delivered using that facility, thereby exposing our customers to its capabilities. Customers typically license our products for one application, such as aerodynamics, and over time expand to other applications such as thermal management or aeroacoustics.

During the three months ended April 30, 2016, revenue growth was driven by continued deployment of our simulation solutions in the installed base as well as by the addition of new customers. Investments made in field resources in prior fiscal years are yielding growth in both project and license revenue. The weakening U.S. dollar, particularly against the Euro and yen, had a material positive impact on revenue performance as compared to the same period last year. The geographic mix of revenue outside of the Americas is consistent with historical trends and reflects the impact of the stronger Euro and yen. During the three months ended April 30, 2016 and 2015, 75% of our revenue came from outside of the Americas. Revenue for the three months ended April 30, 2016 was $16.8 million, with growth of 13.7% over the same period a year ago and 12.6% when measured on a constant currency basis. See “— Non-GAAP Measures” below for information about how we calculate and use revenue on a constant currency basis.

As a percent of revenue, our total operating expenses for the three months ended April 30, 2016 decreased approximately 6.2% when compared to the same period last year. This reflects our prior investments in resources to drive top line growth, including sales, marketing and research and development. While the majority of our expense base is in the United States, we have field resources based in our international offices, which provide some natural foreign exchange hedge. As a result, the weakening dollar had a negative impact on total operating expenses when compared to the same period last year. For the three months ended April 30, 2016, total operating expenses were $17.8 million, with growth of 7.4% over the same period a year ago and 7.3% when measured on a constant currency basis. See “— Non-GAAP Measures” below for information about how we calculate and use operating expenses on a constant currency basis.

As a percent of revenue, our loss from operations for the three months ended April 30, 2016 was 6.2% lower than the same period last year, primarily as a result of the foreign currency impacts described above. Adjusted EBITDA for the three months ended April 30, 2016, as described in the Non-GAAP Measures section below, was improved at $0.5 million when compared to $(0.4) million in the same period last year.

We ended the quarter with cash and cash equivalents of $39.2 million compared to $27.6 million as of January 31, 2016. This reflects strong accounts receivable collections activity and normal seasonal cash flows. Capital expenditures increased during the three months ended April 30, 2016 over the same period last year, primarily due to $0.4 million of investments related to renovations to our headquarters office in Burlington, Massachusetts.

Results of operations for the three months ended April 30, 2016 and 2015

The following tables set forth, for the periods presented, data from our consolidated statements of operation, as well as that data as a percentage of revenues.

	Three Months Ended April 30,
(in thousands)	2016	2015
Revenue:
License revenue	$14,059	$12,242
Project revenue	2,726	2,526

Total revenues	16,785	14,768

Operating expenses: (1)
Cost of revenues	4,804	4,643
Sales and marketing	3,331	2,488
Research and development	6,211	6,170
General and administrative (2)	3,449	3,267

Total operating expenses	17,795	16,568

Loss from operations	(1,010)	(1,800)

Other income (expense), net:
Foreign exchange gain (loss)	215	(52)
Interest expense	(47)	(65)
Interest income	10	3
Other income, net	9	0

Total other income (expense), net	187	(114)

Loss before income taxes	(823)	(1,914)
(Provision) benefit for income taxes	(120)	26

Net loss	$(943)	$(1,888)

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended April 30,
(in thousands)	2016	2015
Cost of revenues	$44	$69
Sales and marketing	90	115
Research and development	183	241
General and administrative	172	189

Total stock-based compensation expense	$489	$614

(2)	Includes amortization expense related to intangible assets as follows:

	Three Months Ended April 30,
(in thousands)	2016	2015
General and administrative	$88	$88

	Three Months Ended April 30,
(as a percent of total revenue)	2016	2015
Revenue:
License revenue	83.8%	82.9%
Project revenue	16.2	17.1

Total revenues	100.0	100.0

Operating expenses:
Cost of revenues	28.6	31.4
Sales and marketing	19.8	16.8
Research and development	37.0	41.8
General and administrative	20.5	22.1

Total operating expenses	106.0	112.2

Loss from operations	(6.0)	(12.2)

Other income (expense), net:
Foreign exchange gain (loss)	1.3	(0.4)
Interest expense	(0.3)	(0.4)
Interest income	0.1	0.0
Other income, net	0.1	—

Total other income (expense), net	1.1	(0.8)

Loss before income taxes	(4.9)	(13.0)
(Provision) benefit for income taxes	(0.7)	0.2

Net loss	(5.6)%	(12.8)%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of three months ended April 30, 2016 and 2015

Revenue

	Three Months Ended April 30,
(in thousands, except percentages)	2016	2015	Change	% Change
License revenue	$14,059	$12,242	$1,817	14.8%
Project revenue	2,726	2,526	200	7.9%

Total revenues	$16,785	$14,768	$2,017	13.7%

License revenue increased 14.8% from $12.2 million for the three months ended April 30, 2015 to $14.1 million for the three months ended April 30, 2016. The $1.8 million increase was driven almost entirely by increased consumption of simulation capacity by existing customers and the addition of 14 new license customers during the period. Deployment continues to expand in our core customer base across our portfolio of applications. We experienced particularly strong demand in our Asian markets and in our North America passenger automotive customer base. Project revenue for the three months ended April 30, 2016 increased by approximately $0.2 million due to expanded sales and greater activity with existing customers. We anticipate slowed project revenue growth in fiscal year 2017 as our investment in project capacity has slowed. But our project delivery capability continues to recycle into new opportunities to drive license growth. Both license and project revenue, particularly new customer opportunities, are leveraging the capabilities of our ExaCLOUD platform. Virtually all of our projects are now being delivered using ExaCLOUD exposing our customers to its capabilities. ExaCLOUD continues to play an increasingly important role in our new customer acquisition go-to-market model.

Foreign exchange fluctuations, particularly the strengthening of the Euro and the Japanese yen against the U.S. dollar, positively impacted total revenue in the three months ended April 30, 2016 by $0.2 million as compared to the three months ended April 30, 2015. On a constant currency basis, our total revenues in the three months ended April 30, 2016 increased 12.6% compared with the three months ended April 30, 2015.

Cost of revenues

	Three Months Ended April 30,
(in thousands, except percentages)	2016	2015	Change	% Change
Cost of revenues	$4,804	$4,643	$161	3.5%

Cost of revenues for the three months ended April 30, 2016 was $4.8 million, an increase of $0.2 million, or 3.5%, compared with $4.6 million during the three months ended April 30, 2015. As a percentage of revenues, cost of revenues decreased to 28.6% for the three months ended April 30, 2016 compared to 31.4% for the three months ended April 30, 2015. The increase is attributable to increased royalty and facility expenses of $0.3 million, primarily related to increased royalty costs associated with higher customer license levels and expanded use of an embedded sublicensed product, along with increased depreciation expense associated with expansions at our high-performance computing data center in New Jersey. The increase was partially offset by a decrease in personnel-related costs of $0.1 million due to the reassignment of certain application engineers into dedicated customer-facing sales procurement roles and net of increased costs related to the net addition of 10 new application engineers.

Sales and marketing

	Three Months Ended April 30,
(in thousands, except percentages)	2016	2015	Change	% Change
Sales and marketing	$3,331	$2,488	$843	33.9%

Sales and marketing expenses for the three months ended April 30, 2016 were $3.3 million, an increase of $0.8 million, or 33.9%, compared with $2.5 million during the three months ended April 30, 2015. As a percentage of revenues, sales and marketing expenses increased to 19.8% for the three months ended April 30, 2016 compared to 16.8% for the three months ended April 30, 2015. The period-over-period increase was almost entirely attributable to $0.8 million in increases in personnel-related and travel costs, primarily due to a reassignment of certain application engineers into dedicated customer-facing sales procurement roles.

Research and development

	Three Months Ended April 30,
(in thousands, except percentages)	2016	2015	Change	% Change
Research and development	$6,211	$6,170	$41	0.7%

Research and development expenses for the three months ended April 30, 2016 were $6.2 million and remained relatively flat compared with the same period a year ago. As a percentage of revenues, research and development expense decreased to 37.0% for the three months ended April 30, 2016 compared to 41.8% for the three months ended April 30, 2015.

General and administrative

	Three Months Ended April 30,
(in thousands, except percentages)	2016	2015	Change	% Change
General and administrative	$3,449	$3,267	$182	5.6%

General and administrative expenses for the three months ended April 30, 2016 were $3.4 million, an increase of $0.2 million, or 5.6%, compared to $3.3 million for the three months ended April 30, 2015. As a percentage of revenues, general and administrative expenses decreased to 20.5% for the three months ended April 30, 2016 compared to 22.1% for the three months ended April 30, 2015. The increase is primarily attributable to $0.1 million of increased employee-related expenses due to the addition of six new employees and annual merit increases, and $0.1 million of other increased costs, including professional fees associated with patent procurement and increased depreciation expense associated with the buildout of our Burlington headquarters.

Total other income (expense), net

	Three Months Ended April 30,
(in thousands, except percentages)	2016	2015	Change	% Change
Total other income (expense), net	$187	$(114)	$301	(264.0)%

Total other income (expense), net for the three months ended April 30, 2016 was $0.2 million compared to total other income (expense), net of $(0.1) million for the three months ended April 30, 2015. Total other income (expense), net consists primarily of foreign exchange gains and losses offset by interest expense associated with our capital lease obligations. The period-over-period change in total other income (expense), net is primarily attributed to foreign exchange fluctuations in the Euro and Japanese yen.

(Provision) benefit for income taxes

	Three Months Ended April 30,
(in thousands, except percentages)	2016	2015	Change	% Change
(Provision) benefit for income taxes	$(120)	$26	$(146)	(561.5)%

For the three months ended April 30, 2016, our income tax provision was $0.1 million. The provision primarily consists of the tax effects of foreign operating results and foreign withholding taxes. For the three months ended April 30, 2015, our income tax benefit was less than $0.1 million. The benefit for the three months ended April 30, 2015 primarily consists of the tax effect of foreign losses, offset by withholding taxes.

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

It is reasonably possible within the next nine months that the liability for unrecognized tax benefits relating to transfer pricing in a foreign jurisdiction will decrease by approximately $0.4 million, inclusive of interest, primarily as a result of the expiration of the statute of limitations. We and one or more of our subsidiaries file United States federal income tax returns and tax returns in various state and foreign jurisdictions. With limited exceptions, we are no longer subject to federal, state, local or foreign examinations for years ending prior to January 31, 2012. However, carryforward attributes that were generated in tax years ending prior to January 31, 2013 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset its taxable income. Specifically, this limitation may arise in the event we undergo a cumulative change in ownership of more than 50% within a three-year period. During the first quarter of fiscal year 2015, our management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. Our management has determined that, as of April 30, 2016, we have not experienced another ownership change for purposes of Section 382. However, future transactions in our common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or sales of common stock by us, could have a material adverse effect on our results of operations in future years.

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

Revenue and total operating expenses on a constant currency basis. Our international operations generate and incur expenses that are denominated in foreign currencies, and changes in currency exchange rates can materially affect our consolidated results of operations. Our principal exposures are to fluctuations in exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won. To provide investors with information concerning underlying trends in our business, we disclose revenue and total operating expenses on a constant currency basis, which we define as GAAP revenue or operating expenses, adjusted to reverse the impact of changes in the exchange rates of the principal currencies in which our international operations generated revenue and incurred expenses. We calculate revenue and total operating expenses on a constant currency basis by converting revenue or operating expenses that were generated in the currencies specified above during the three months ended April 30, 2016 to United States dollars at assumed exchange rates equal to the exchange rates in effect for such currencies during the corresponding period of the previous fiscal year, rather than the exchange rates actually in effect during the current fiscal year.

Adjusted EBITDA. We define Adjusted EBITDA as EBITDA, excluding non-cash, stock-based compensation expense. We define EBITDA as net loss, excluding depreciation and amortization, interest expense, net, other income, net, foreign exchange gain (loss) and (provision) benefit for income taxes. The GAAP measure most comparable to Adjusted EBITDA is net loss.

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

Adjusted EBITDA:	Three Months Ended April 30,
	2016	2015
(in thousands)
Net loss	$(943)	$(1,888)
Add back:
Depreciation and amortization	1,011	750
Interest expense, net	37	62
Other income, net	(9)	0
Foreign exchange (gain) loss	(215)	52
Provision (benefit) for income taxes	120	(26)

EBITDA	1	(1,050)
Stock-based compensation expense	489	614

Adjusted EBITDA	$490	$(436)

Non-GAAP operating loss:	Three Months Ended April 30,
	2016	2015
(in thousands)
Operating loss	$(1,010)	$(1,800)
Add back:
Stock-based compensation expense	489	614
Amortization of acquired intangible assets	88	88

Non-GAAP operating loss	$(433)	$(1,098)

Non-GAAP net loss:	Three Months Ended April 30,
	2016	2015
(in thousands)
Net loss	(943)	(1,888)
Add back:
Stock-based compensation expense	489	614
Amortization of acquired intangible assets	88	88
Income tax effect (1)	(202)	(246)

Non-GAAP net loss	$(568)	$(1,432)

Non-GAAP net loss, per diluted share:	Three Months Ended April 30,
	2016	2015
Net loss, per diluted share (2)	$(0.06)	$(0.13)
Add back:
Stock-based compensation expense	0.03	0.04
Amortization of acquired intangible assets	0.01	0.01
Income tax effect (1)	(0.01)	(0.02)

Non-GAAP net loss, per diluted share (2)(3):	$(0.04)	$(0.10)

(1)	The tax effect of non-cash stock-based compensation expense and non-cash amortization of acquired intangibles is estimated using a blended rate equivalent to our annual statutory United States federal tax rate and our estimated state tax rate. The tax effect is exclusive of any impact from valuation allowances established against our United States net deferred tax assets and other discrete items. Due to the differences in the tax treatment of items excluded from non-GAAP earnings, as well as the methodology applied to our estimated annual tax rates as described above, our estimated tax rate on non-GAAP income may differ from our GAAP tax rate and from our actual tax liabilities.
(2)	Share amounts utilized on a fully diluted basis were approximately 14.6 million and 14.3 million for the three months ended April 30, 2016 and 2015, respectively.
(3)	Due to rounding, totals may not equal the sum of line items in the table above.

Liquidity

Overview

Our primary sources of liquidity during the three months ended April 30, 2016 were cash and cash equivalents on hand, cash flows provided by operating activities and cash proceeds from stock option exercises. Our primary uses of cash during the three months ended April 30, 2016 were capital expenditures and payments of capital lease obligations. As of April 30, 2016, we had $39.2 million in cash and cash equivalents.

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

Net cash provided by operating activities for the three months ended April 30, 2016 and 2015 was $11.9 million and $18.2 million, respectively. The decrease during the current year period is primarily the result of fluctuations in accounts receivable and deferred revenue, which typically vary depending on the timing of our receipt and invoicing of customer orders and the timing of cash payments to us from customers.

Net Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended April 30, 2016 and 2015 was $0.5 million and $0.1 million, respectively. Capitalized renovations to our Burlington, Massachusetts headquarter office accounted for the majority of the increase in purchases of property and equipment during the current year period.

Net Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended April 30, 2016 was $0.7 million, and consists of payments on our capital lease obligations of $0.8 million, partially offset by proceeds from stock option exercises of less than $0.1 million. Net cash used in financing activities for the three months ended April 30, 2015 was $0.1 million, and consisted primarily of payments on our capital lease obligations of $0.7 million, partially offset by proceeds from stock option exercises of $0.6 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of either April 30, 2016 or January 31, 2016.

Capital Resources

Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new solutions and applications, the sales and marketing resources needed to further penetrate our market and gain acceptance of new solutions and applications we develop, the expansion of our operations in the United States and internationally and the response of competitors to our solutions and applications. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. Our practice has been to reinvest the undistributed earnings of our foreign subsidiaries in their local jurisdictions, and we currently do not intend to repatriate such earnings. As of April 30, 2016 and January 31, 2016, $10.8 million and $12.8 million, respectively, of our cash is held in bank accounts outside the United States and may not be available to fund our domestic operations and obligations without paying taxes upon repatriation.

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

The Euro was approximately 0.5% stronger against the United States dollar, on average, for the three months ended April 30, 2016, when compared with the three months ended April 30, 2015. The resulting net overall impact to revenue and operating expense was an increase of less than $0.1 million, respectively, during the three months ended April 30, 2016.

The exchange rate impact of other currencies for the three months ended April 30, 2016, primarily driven by a stronger Japanese yen, was an increase to revenue of approximately $0.1 million and a decrease to operating expense of less than $0.1 million.

For the three months ended April 30, 2016, a 10% change in the exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won would have resulted in a $0.9 million change in revenue.

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2016 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any pending material legal proceedings. However, because of the nature of our business, we may be subject at any particular time to lawsuits or other claims arising in the ordinary course of our business, and we expect that this will continue to be the case in the future.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016, filed with the SEC on March 21, 2016 and other documents we file with the SEC. The risks and uncertainties described are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions including a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, natural disasters or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations and liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(b) Use of Proceeds

On July 3, 2012, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-176019), which was declared effective by the Securities and Exchange Commission on June 27, 2012. The underwriters for the offering were Stifel Nicolaus & Company, Incorporated, Robert W. Baird & Co. Incorporated, Canaccord Genuity Inc. and Needham & Company, LLC. We did not use any of the net proceeds from this offering during the three months ended April 30, 2016.

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

Date: May 25, 2016