Form 10-Q
period 2016-07-31
EXA CORP
filed 2016-08-29
CIK 890264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

As of August 26, 2016, 14,820,856 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

EXA CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED July 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXA CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	July 31,	January 31,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$33,187	$27,649
Accounts receivable	11,655	32,072
Prepaid expenses and other current assets	2,689	3,707
Total current assets	47,531	63,428
Property and equipment, net	10,832	12,032
Intangible assets, net	1,869	2,044
Deferred tax assets	441	428
Restricted cash	352	352
Other assets	775	737
Total assets	$61,800	$79,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,151	$3,462
Accrued expenses	7,458	12,199
Current portion of deferred revenue	26,014	32,849
Current portion of capital lease obligations	2,321	2,823
Total current liabilities	37,944	51,333
Deferred revenue	1,736	4,484
Capital lease obligations	1,657	2,549
Deferred rent	2,527	2,490
Other long-term liabilities	726	678
Total liabilities	44,590	61,534
Commitments and contingencies (Note 9)
Stockholders’ equity :
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,853,358 and 14,663,621 shares issued, respectively; 14,820,856 and 14,631,119 shares outstanding, respectively	15	15
Additional paid-in capital	92,928	91,626
Accumulated deficit	(75,306)	(73,685)
Treasury stock (32,502 common shares, at cost)	0	0
Accumulated other comprehensive loss	(427)	(469)
Total stockholders’ equity	17,210	17,487
Total liabilities and stockholders’ equity	$61,800	$79,021

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Revenue:
License revenue	$14,810	$12,977	$28,869	$25,219
Project revenue	2,302	2,478	5,028	5,004
Total revenue	17,112	15,455	33,897	30,223
Operating expenses:
Cost of revenues	4,632	4,755	9,436	9,398
Sales and marketing	3,392	2,440	6,723	4,928
Research and development	6,023	5,952	12,234	12,122
General and administrative	3,457	3,126	6,906	6,393
Total operating expenses	17,504	16,273	35,299	32,841
Loss from operations	(392)	(818)	(1,402)	(2,618)
Other (expense) income, net
Foreign exchange (loss) gain	(22)	(171)	193	(223)
Interest expense	(39)	(54)	(86)	(119)
Interest income	11	2	21	5
Other income, net	3	—	12	—
Total other (expense) income, net	(47)	(223)	140	(337)
Loss before income taxes	(439)	(1,041)	(1,262)	(2,955)
Provision for income taxes	(239)	(154)	(359)	(128)
Net loss	$(678)	$(1,195)	$(1,621)	$(3,083)
Net loss per share:
Basic	$(0.05)	$(0.08)	$(0.11)	$(0.21)
Diluted	$(0.05)	$(0.08)	$(0.11)	$(0.21)
Weighted average shares outstanding used in computing net loss per share:
Basic	14,784,795	14,535,539	14,711,429	14,420,562
Diluted	14,784,795	14,535,539	14,711,429	14,420,562
Comprehensive loss:
Net loss	$(678)	$(1,195)	$(1,621)	$(3,083)
Foreign currency translation adjustment	(75)	(12)	42	28
Comprehensive loss	$(753)	$(1,207)	$(1,579)	$(3,055)

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended July 31,
	2016	2015
Cash flows provided by operating activities:
Net loss	$(1,621)	$(3,083)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,991	1,528
Stock-based compensation expense	926	1,105
Deferred rent expense	230	(179)
Deferred income taxes	(13)	—
Net change in operating assets and liabilities:
Accounts receivable	20,004	21,302
Prepaid expenses and other current assets	997	(276)
Other assets	(39)	68
Accounts payable	(910)	112
Accrued expenses	(5,102)	(3,635)
Other liabilities	47	(93)
Deferred revenue	(9,777)	(7,251)
Net cash provided by operating activities	6,733	9,598
Cash flows used in investing activities:
Purchases of property and equipment	(836)	(626)
Net cash used in investing activities	(836)	(626)
Cash flows used in financing activities:
Proceeds from stock option and warrant exercises	356	1,130
Payments of capital lease obligations	(1,456)	(1,301)
Net cash used in financing activities	(1,100)	(171)
Effect of exchange rate changes on cash	741	(180)
Net increase in cash and cash equivalents	5,538	8,621
Cash and cash equivalents, beginning of period	27,649	21,785
Cash and cash equivalents, end of period	$33,187	$30,406
Supplemental cash flow disclosures:
Cash paid for interest	$86	$119
Cash paid for income taxes	$1,117	$1,043
Supplemental disclosure of non-cash investing activities:
Decrease in unpaid purchases of property and equipment	$(337)	$—

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands except per share amounts)

1. Description of Business

Exa Corporation (the “Company” or “Exa”), a Delaware corporation, develops, sells and supports simulation software and services used primarily by vehicle manufacturers to enhance the performance of their products, reduce product development costs and improve the efficiency of their design and engineering processes. The Company’s solutions enable engineers and designers to augment or replace conventional methods of evaluating designs that rely on expensive and inefficient physical prototypes and test facilities with accurate digital simulations that are more useful, cost effective and timely. The Company’s simulation solutions enable customers to gain crucial insights about design performance early in the design cycle, reducing the likelihood of expensive redesigns and late-stage engineering changes, which results in cost savings and fundamental improvements in the development process. The Company is primarily focused on the ground transportation market, but is also exploring the application of its capabilities in the aerospace, oil and gas production, chemical processing, architecture, engineering and construction, power generation, biomedical and electronics industries.

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

Basis of Presentation

The interim financial data as of July 31, 2016 and for the three and six months ended July 31, 2016 and 2015 are unaudited; however, in the opinion of the Company’s management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated balance sheet presented as of January 31, 2016 has been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Exa annual report on Form 10-K for the year ended January 31, 2016 filed with the Securities and Exchange Commission on March 21, 2016.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, as a result of which more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2018, and interim periods therein. The two permitted transition methods under the new standard are: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently

EXA CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(Dollars in thousands except per share amounts)

evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard when it becomes effective.

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

3. Computation of Net Loss Per Share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding (using the treasury stock method) if securities convertible into or exercisable for potentially dilutive shares of common stock (stock options, restricted stock units and warrants) had been converted into or exercisable for such shares of common stock, and if such assumed conversion or exercise would have been dilutive. Exercises or conversions that would have been anti-dilutive are excluded from the calculation of diluted EPS.

The following summarizes the calculation of basic and diluted net loss per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Numerator:
Net loss	$(678)	$(1,195)	$(1,621)	$(3,083)
Denominator:
Weighted average common shares, basic and diluted	14,784,795	14,535,539	14,711,429	14,420,562
Basic and diluted net loss per share	$(0.05)	$(0.08)	$(0.11)	$(0.21)

EXA CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(Dollars in thousands except per share amounts)

The table below represents outstanding options, restricted stock unit awards and warrants that were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect. All of the Company’s outstanding stock options, unvested restricted stock units and warrants were anti-dilutive as of July 31, 2016 and 2015 due to the net loss position of the Company.

	As of July 31,
	2016	2015
Options, restricted stock unit awards and warrants to purchase common and preferred stock	1,985,605	2,471,058

4. Property and Equipment, net

Property and equipment, net consists of the following:

	July 31, 2016	January 31, 2016
Computer software and equipment	$18,316	$17,964
Office equipment and furniture	1,556	1,349
Leasehold improvements	1,632	1,562
Construction-in-process	270	169
Total property and equipment	21,774	21,044
Less accumulated depreciation	(10,942)	(9,012)
Property and equipment, net	$10,832	$12,032

For the three and six months ended July 31, 2016, depreciation expense was $892 and $1,816, respectively. For the three and six months ended July 31, 2015, depreciation expense was $690 and $1,353, respectively. Included in computer software and equipment and office equipment and furniture is equipment held pursuant to capital leases with costs of $14,901 and $14,809 and accumulated depreciation of $8,105 and $6,808 as of July 31, 2016 and January 31, 2016, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	July 31, 2016	January 31, 2016
Accrued payroll	$2,357	$1,828
Sales and value added taxes	1,444	4,075
Accrued commissions and bonuses	1,272	3,900
Accrued income taxes payable	652	541
Deferred rent, current portion	380	186
Legal and professional	553	805
Other	800	864
Total accrued expenses	$7,458	$12,199

6. Deferred Rent

Payment escalations, rent holidays and lease incentives specified in the Company’s non-cancelable operating lease and hosting agreements are recognized on a straight-line basis over the terms of the agreements. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis, the Company uses the date it obtains the legal right to use and control the leased space to begin amortization. The differences arising from straight-line expense recognition and cash payments are recorded as deferred rent in the accompanying consolidated balance sheets. Tenant leasehold improvement allowances received from landlords are recorded as deferred rent and are amortized as operating expense over the applicable lease terms.

EXA CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(Dollars in thousands except per share amounts)

Deferred rent consists of the following:

	July 31, 2016	January 31, 2016
Leasehold improvement incentive	$1,711	$1,839
Non-cash rent expense	1,196	837
Total deferred rent	2,907	2,676
Less current portion included in accrued expenses	(380)	(186)
Deferred rent, net of current portion	$2,527	$2,490

7. Fair Value Measurements

Financial instruments consist primarily of cash and cash equivalents, accounts receivable and capital lease obligations. As of July 31, 2016 and January 31, 2016, the carrying amounts of these instruments approximate their fair values. The estimated fair values have been determined from information obtained from market sources and management estimates.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of July 31, 2016:

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$15,036	$15,036	$—	$—

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

EXA CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(Dollars in thousands except per share amounts)

8. Acquired Intangible Assets

Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.

The following table reflects the carrying value of intangible assets as of July 31, 2016:

	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(1,636)	$1,869
Access to facilities contract	38	(38)	—
Total	$3,543	$(1,674)	$1,869

The following table reflects the carrying value of intangible assets as of January 31, 2016:

	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(1,461)	$2,044
Access to facilities contract	38	(38)	—
Total	$3,543	$(1,499)	$2,044

For the three and six months ended July 31, 2016, amortization expense of intangible assets was $88 and $175, respectively. For the three and six months ended July 31, 2015, amortization expense of intangible assets was $87 and $175, respectively.

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

Based on historical experience and information known as of July 31, 2016 and January 31, 2016, the Company has not recorded any liabilities for these indemnities.

Operating Leases

Effective July 1, 2016, the Company entered into an agreement to lease space and high performance computing capacity at a data center located in Virginia. The three-year agreement will provide access to up to 300 KW hours of computing capacity, which the Company believes will be suitable and adequate to meet the growing demands of its customers.

EXA CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(Dollars in thousands except per share amounts)

As of July 31, 2016, after taking into consideration the above agreement, total future minimum lease payments under non-cancelable lease arrangements are as follows:

Year ended January 31,
2017 (Remainder as of July 31, 2016)	$2,557
2018	5,865
2019	5,479
2020	3,889
2021	2,033
Thereafter	4,806
$24,629

10. Stock-Based Compensation

The fair value of common stock service-based options for employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	Six Months Ended July 31,
	2016	2015
Expected life (years)	6.25	6.25
Risk-free interest rate	1.7%	2.0%
Expected volatility	35.1%	38.1%
Expected dividend yield	0.0%	0.0%

The weighted-average grant date fair value per share for service-based stock options granted in the three and six months ended July 31, 2016 was $4.66 and $4.29, respectively. The weighted-average grant date fair value per share for service-based stock options granted in the three and six months ended July 31, 2015 was $4.53 and $4.44, respectively.

For standard service-based stock options and restricted stock units, the Company records stock-based compensation expense over the estimated service/vesting period. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that is ultimately expected to vest.

Performance-based stock options are recognized as expense over the requisite service period when it becomes probable that performance measures triggering vesting will be met. Certain grants vested during the first quarter of fiscal year 2017 based on achieved performance metrics. As of July 31, 2016, the Company has concluded that it is not probable that the required metrics for vesting of the remaining unvested options will be achieved. As such, the Company has not recognized any additional share-based compensation expense associated with the unvested portion of these performance-based options.

During the first quarter of fiscal year 2017, the Company granted performance-based restricted stock units (“PSUs”). PSUs are recognized as expense when it becomes probable that performance measures triggering vesting will be achieved. As of July 31, 2016, the Company has concluded that it is not probable that any of the required metrics for vesting of the PSUs will be achieved. As a result, the Company has not recognized any share-based compensation expense associated with these awards.

Total stock-based compensation expense related to stock options and restricted stock units issued by the Company is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Cost of revenues	$39	$53	$83	$122
Sales and marketing	58	85	148	200
Research and development	162	185	345	426
General and administrative	178	168	350	357
Total	$437	$491	$926	$1,105

EXA CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(Dollars in thousands except per share amounts)

The total unrecognized compensation cost related to outstanding stock options and service-based restricted stock units is $2,537 at July 31, 2016. This amount is expected to be recognized over a weighted-average period of 1.69 years.

11. Income Taxes

For the three and six months ended July 31, 2016, the Company’s income tax provision was $239 and $359, respectively. For the three and six months ended July 31, 2015, the income tax provision was $154 and $128, respectively. The provision for all periods primarily consists of the tax effects of foreign operating results and foreign withholding taxes.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset its taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. During the first quarter of fiscal year 2015, management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. The Company’s management has determined that, as of July 31, 2016, it had not experienced another ownership change for purposes of Section 382. However, future transactions in the Company’s common stock could trigger an ownership change for purposes of Section 382, which could further limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset the Company’s taxable income, if any. Any such limitation, whether as the result of sales of common stock by the Company’s existing stockholders or sales of common stock by the Company, could have a material adverse effect on the Company’s results of operations in future years.

12. Geographic Information

Revenue by geographic area, attributed to individual countries based upon location of the external customer, is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
United States	$4,414	$4,298	$8,721	$8,141
Germany	2,743	2,461	5,292	4,650
Japan	2,896	2,138	6,322	4,479
France	2,025	1,841	3,912	3,620
Korea	1,455	1,412	2,792	2,705
United Kingdom	1,738	1,842	3,382	3,703
Sweden	429	482	847	957
Other	1,412	981	2,629	1,968
	$17,112	$15,455	$33,897	$30,223

EXA CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(Dollars in thousands except per share amounts)

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic areas were as follows:

	July 31,	January 31,
	2016	2016
United States	$10,210	$11,346
France	303	388
Germany	118	110
Japan	114	116
Other	87	72
	$10,832	$12,032

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We currently focus primarily on the ground transportation market, including manufacturers in the passenger vehicle, highway truck, off-highway vehicle and train markets, as well as their suppliers. Over 150 manufacturers currently utilize our products and services, including 14 of the global top 15 passenger vehicle manufacturer groups such as BMW, Ford, Hyundai, Jaguar Land Rover, Nissan, Porsche, Renault, Toyota and Volkswagen; truck and off-highway vehicle manufacturers such as Hyundai, Kenworth, Kobelco, MAN, Peterbilt, Scania and Volvo Truck; and suppliers to these manufacturers, such as Cummins, Denso and Delphi. We are also exploring other markets in which we believe the capabilities of PowerFLOW have broad application, such as the aerospace, oil and gas production, chemical processing, architecture, engineering and construction, power generation, biomedical and electronics industries.

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

We derive our revenue primarily from the sale of our simulation software, using an annual capacity-based licensing model. Our customers usually purchase PowerFLOW simulation capacity under one-year term licenses, with a minority utilizing multi-year arrangements or a “pay as you go” model. Simulation capacity may be purchased as software-only, to be run on the customer’s own computer hardware, or provided in the form of software-as-a-service, via our hosted PowerFLOW ExaCLOUD offering. To introduce new customers to our simulation solutions, we typically perform fixed-price projects that include simulation services, along with engineering and consulting services. ExaCLOUD continues to play an increasingly important role in our new customer acquisition go-to-market model, as virtually all of our projects are now being delivered using that facility, thereby familiarizing our customers with its capabilities. Customers typically license our products for one application, such as aerodynamics, and over time expand to other applications such as thermal management or aeroacoustics.

During the six months ended July 31, 2016, revenue growth was driven by continued deployment of our simulation solutions in the installed base as well as by the addition of new customers. Investments made in field resources in prior fiscal years are yielding growth in both project and license revenue. The weakening U.S. dollar, particularly against the Euro and yen, had a material positive impact on revenue performance as compared to the same period last year. The geographic mix of revenue outside of the Americas is consistent with historical trends and reflects the impact of the stronger Euro and yen. During the six months ended July 31, 2016 and 2015, 75% and 72% of our revenue, respectively, came from outside of the Americas. Revenue for the six months ended July 31, 2016 was $33.9 million, with growth of 12.2% over the same period a year ago and 10.3% when measured on a constant currency basis. See “— Non-GAAP Measures” below for information about how we calculate and use revenue on a constant currency basis.

As a percent of revenue, our total operating expenses for the six months ended July 31, 2016 decreased approximately 4.6% when compared to the same period last year. This decrease is a result of our prior investments in resources to drive top line growth, including sales, marketing and research and development. While the majority of our expense base is in the United States, we have field resources based in our international offices, which provide some natural foreign exchange hedge. As a result, the weakening dollar had the effect of increasing total operating expenses when compared to the same period last year. For the six months ended July 31, 2016, total operating expenses were $35.3 million, with growth of 7.5% over the same period a year ago and 7.1% when measured on a constant currency basis. See “— Non-GAAP Measures” below for information about how we calculate and use operating expenses on a constant currency basis.

As a percent of revenue, our loss from operations for the six months ended July 31, 2016 was 4.6% lower than the same period last year, primarily as a result of the foreign currency impacts described above. Adjusted EBITDA for the six months ended July 31, 2016, as described in “Non-GAAP Measures” below, was improved at $1.5 million when compared to less than $0.1 million in the same period last year.

We ended the quarter with cash and cash equivalents of $33.2 million compared to $27.6 million as of January 31, 2016. This reflects strong accounts receivable collections activity and normal seasonal cash flows. Capital expenditures increased during the six months ended July 31, 2016 over the same period last year, primarily due to investments related to renovations to our headquarters office in Burlington, Massachusetts.

Results of operations for the three months ended July 31, 2016 and 2015

The following table sets forth, for the periods presented, data from our consolidated statements of operations:

	Three Months Ended July 31,
(in thousands)	2016	2015
Revenue:
License revenue	$14,810	$12,977
Project revenue	2,302	2,478
Total revenues	17,112	15,455
Operating expenses: (1)
Cost of revenues	4,632	4,755
Sales and marketing	3,392	2,440
Research and development	6,023	5,952
General and administrative (2)	3,457	3,126
Total operating expenses	17,504	16,273
Loss from operations	(392)	(818)
Other expense, net
Foreign exchange loss	(22)	(171)
Interest expense	(39)	(54)
Interest income	11	2
Other income, net	3	—
Total other expense, net	(47)	(223)
Loss before income taxes	(439)	(1,041)
Provision for income taxes	(239)	(154)
Net loss	$(678)	$(1,195)

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended July 31,
(in thousands)	2016	2015
Cost of revenues	$39	$53
Sales and marketing	58	85
Research and development	162	185
General and administrative	178	168
Total stock-based compensation expense	$437	$491

(2)	Includes amortization expense related to intangible assets as follows:

	Three Months Ended July 31,
(in thousands)	2016	2015
General and administrative	$88	$87

The following table sets forth, for the periods presented, data from our consolidated statements of operations as a percentage of total revenues:

	Three Months Ended July 31,
(as a percent of total revenue)	2016	2015
Revenue:
License revenue	86.5%	84.0%
Project revenue	13.5	16.0
Total revenues	100.0	100.0
Operating expenses:
Cost of revenues	27.1	30.8
Sales and marketing	19.8	15.8
Research and development	35.2	38.5
General and administrative	20.2	20.2
Total operating expenses	102.3	105.3
Loss from operations	(2.3)	(5.3)
Other expense, net
Foreign exchange loss	(0.1)	(1.1)
Interest expense	(0.2)	(0.3)
Interest income	0.1	0.0
Other income, net	0.0	—
Total other expense, net	(0.3)	(1.4)
Loss before income taxes	(2.6)	(6.7)
Provision for income taxes	(1.4)	(1.0)
Net loss	(4.0)%	(7.7)%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of three months ended July 31, 2016 and 2015

Revenue

	Three Months Ended July 31,
(in thousands, except percentages)	2016	2015	Change	% Change
License revenue	$14,810	$12,977	$1,833	14.1%
Project revenue	2,302	2,478	(176)	-7.1%
Total revenues	$17,112	$15,455	$1,657	10.7%

License revenue increased 14.1% from $13.0 million for the three months ended July 31, 2015 to $14.8 million for the three months ended July 31, 2016. The $1.8 million increase was driven almost entirely by increased consumption of simulation capacity by existing customers and the addition of 16 new license customers during the period. Deployment continues to expand in our core customer base across our portfolio of applications. We experienced particularly strong demand in our Asian markets. Project revenue for the three months ended July 31, 2016 decreased by approximately $0.2 million, which reflects our slowed investment in project capacity in fiscal year 2017, and we will continue to anticipate slowed project revenue growth in fiscal year 2017 as a result. However, our project delivery capability continues to recycle into new opportunities to drive license growth. Both license and project revenue, particularly new customer opportunities, are leveraging the capabilities of our ExaCLOUD platform. Virtually all of our projects are now being delivered using ExaCLOUD exposing our customers to its capabilities. ExaCLOUD continues to play an increasingly important role in our new customer acquisition go-to-market model.

Foreign exchange fluctuations, particularly the strengthening of the Euro and the Japanese yen against the U.S. dollar, positively impacted total revenue in the three months ended July 31, 2016 by $0.4 million as compared to the three months ended July 31, 2015. On a constant currency basis, our total revenues in the three months ended July 31, 2016 increased 8.1% compared with the three months ended July 31, 2015.

Cost of revenues

	Three Months Ended July 31,
(in thousands, except percentages)	2016	2015	Change	% Change
Cost of revenues	$4,632	$4,755	$(123)	-2.6%

Cost of revenues for the three months ended July 31, 2016 was $4.6 million, a decrease of approximately $0.2 million, or 2.6%, compared with $4.8 million during the three months ended July 31, 2015. As a percentage of revenues, cost of revenues decreased to 27.1% for the three months ended July 31, 2016 compared to 30.8% for the three months ended July 31, 2015. The decrease is attributable to approximately $0.6 million of decreased personnel-related costs associated with the reassignment of certain application engineers into dedicated customer-facing sales roles. The decrease was partially offset by increased costs of approximately $0.3 million related to the hiring of new application engineers and approximately $0.2 million related to increased royalty expenses associated with higher customer license levels and expanded use of an embedded sublicensed product.

Sales and marketing

	Three Months Ended July 31,
(in thousands, except percentages)	2016	2015	Change	% Change
Sales and marketing	$3,392	$2,440	$952	39.0%

Sales and marketing expenses for the three months ended July 31, 2016 were $3.4 million, an increase of $1.0 million, or 39%, compared with $2.4 million during the three months ended July 31, 2015. As a percentage of revenues, sales and marketing expenses increased to 19.8% for the three months ended July 31, 2016 compared to 15.8% for the three months ended July 31, 2015. The period-over-period increase is attributable to increased personnel-related costs of approximately $0.6 million associated with the reassignment of certain application engineers into dedicated customer-facing sales roles, increased other sales and marketing costs of approximately $0.2 million associated with expanded marketing initiatives, and increased severance and travel costs of approximately $0.2 million.

Research and development

	Three Months Ended July 31,
(in thousands, except percentages)	2016	2015	Change	% Change
Research and development	$6,023	$5,952	$71	1.2%

Research and development expenses for the three months ended July 31, 2016 were $6.0 million and remained relatively flat compared with the same period a year ago. As a percentage of revenues, research and development expense decreased to 35.2% for the three months ended July 31, 2016 compared to 38.5% for the three months ended July 31, 2015.

General and administrative

	Three Months Ended July 31,
(in thousands, except percentages)	2016	2015	Change	% Change
General and administrative	$3,457	$3,126	$331	10.6%

General and administrative expenses for the three months ended July 31, 2016 were $3.5 million, an increase of $0.3 million, or 10.6%, compared to $3.1 million for the three months ended July 31, 2015. As a percentage of revenues, general and administrative expenses remained flat at 20.2% for the three months ended July 31, 2016 compared with the three months ended July 31, 2015. The increase in general and administrative expenses is primarily attributable to a $0.2 million increase in employee-related expenses due to annual merit increases and increased stock-based compensation expense, along with a $0.1 million increase in other costs, including professional fees associated with accounting and routine legal matters and pre-launch hosting costs associated with the commencement of a new agreement at our new data center in Virginia.

Total other (expense) income, net

	Three Months Ended July 31,
(in thousands, except percentages)	2016	2015	Change	% Change
Total other (expense) income, net	$(47)	$(223)	$176	(78.9)%

Total other (expense) income, net for the three months ended July 31, 2016 was less than $(0.1) million compared to total other (expense) income, net of $(0.2) million for the three months ended July 31, 2015. Total other (expense) income, net consists primarily of foreign exchange gains and losses offset by interest expense associated with our capital lease obligations. The period-over-period change in total other (expense) income, net is primarily attributed to foreign exchange fluctuations in the Euro and Japanese yen.

Provision for income taxes

	Three Months Ended July 31,
(in thousands, except percentages)	2016	2015	Change	% Change
Provision for income taxes	$(239)	$(154)	$(85)	55.2%

For the three months ended July 31, 2016 and 2015, our income tax provision was $0.2 million. The provision for both periods primarily consists of the tax effects of foreign operating results and foreign withholding taxes.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset its taxable income. Specifically, this limitation may arise in the event we undergo a cumulative change in ownership of more than 50% within a three-year period. During the first quarter of fiscal year 2015, our management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. Our management has determined that, as of July 31, 2016, we have not experienced another ownership change for purposes of Section 382. However, future transactions in our common stock could trigger an ownership change for purposes of Section 382, which could further limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or sales of common stock by us, could have a material adverse effect on our results of operations in future years.

Results of operations for the six months ended July 31, 2016 and 2015

The following table sets forth, for the periods presented, data from our consolidated statements of operations:

	Six Months Ended July 31,
(in thousands)	2016	2015
Revenue:
License revenue	$28,869	$25,219
Project revenue	5,028	5,004
Total revenues	33,897	30,223
Operating expenses: (1)
Cost of revenues	9,436	9,398
Sales and marketing	6,723	4,928
Research and development	12,234	12,122
General and administrative (2)	6,906	6,393
Total operating expenses	35,299	32,841
Loss from operations	(1,402)	(2,618)
Other income (expense), net
Foreign exchange gain (loss)	193	(223)
Interest expense	(86)	(119)
Interest income	21	5
Other income, net	12	—
Total other income (expense), net	140	(337)
Loss before income taxes	(1,262)	(2,955)
Provision for income taxes	(359)	(128)
Net loss	$(1,621)	$(3,083)

(1)	Amounts include stock-based compensation expense as follows:

	Six Months Ended July 31,
(in thousands)	2016	2015
Cost of revenues	$83	$122
Sales and marketing	148	200
Research and development	345	426
General and administrative	350	357
Total stock-based compensation expense	$926	$1,105

(2)	Includes amortization expense related to intangible assets as follows:

	Six Months Ended July 31,
(in thousands)	2016	2015
General and administrative	$175	$175

The following table sets forth, for the periods presented, data from our consolidated statements of operations as a percentage of total revenues:

	Six Months Ended July 31,
(as a percent of total revenue)	2016	2015
Revenue:
License revenue	85.2%	83.4%
Project revenue	14.8	16.6
Total revenues	100.0	100.0
Operating expenses:
Cost of revenues	27.8	31.1
Sales and marketing	19.8	16.3
Research and development	36.1	40.1
General and administrative	20.4	21.2
Total operating expenses	104.1	108.7
Loss from operations	(4.1)	(8.7)
Other income (expense), net
Foreign exchange gain (loss)	0.6	(0.7)
Interest expense	(0.3)	(0.4)
Interest income	0.1	0.0
Other income, net	0.0	—
Total other income (expense), net	0.4	(1.1)
Loss before income taxes	(3.7)	(9.8)
Provision for income taxes	(1.1)	(0.4)
Net loss	(4.8)%	(10.2)%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of six months ended July 31, 2016 and 2015

Revenue

	Six Months Ended July 31,
(in thousands, except percentages)	2016	2015	Change	% Change
License revenue	$28,869	$25,219	$3,650	14.5%
Project revenue	5,028	5,004	24	0.5%
Total revenues	$33,897	$30,223	$3,674	12.2%

License revenue increased 14.5% from $25.2 million for the six months ended July 31, 2015 to $28.9 million for the six months ended July 31, 2016. The $3.7 million increase was driven almost entirely by increased consumption of simulation capacity by existing customers and the addition of 18 new license customers during the period. Deployment continues to expand in our core customer base across our portfolio of applications. We experienced particularly strong demand in our Asian markets. Project revenue for the six months ended July 31, 2016 was relatively flat. We anticipate slowed project revenue growth in fiscal year 2017 as our investment in project capacity has slowed. However, our project delivery capability continues to drive new license opportunities. Both license and project revenue, particularly new customer opportunities, are leveraging the capabilities of our ExaCLOUD platform. Virtually all of our projects are now being delivered using ExaCLOUD exposing our customers to its capabilities. ExaCLOUD continues to play an increasingly important role in our new customer acquisition go-to-market model.

Foreign exchange fluctuations, particularly the strengthening of the Euro and the Japanese yen against the U.S. dollar, positively impacted total revenue in the six months ended July 31, 2016 by $0.6 million as compared to the six months ended July 31, 2015. On a constant currency basis, our total revenues in the six months ended July 31, 2016 increased 10.3% compared with the six months ended July 31, 2015.

Cost of revenues

	Six Months Ended July 31,
(in thousands, except percentages)	2016	2015	Change	% Change
Cost of revenues	$9,436	$9,398	$38	0.4%

Cost of revenues for the six months ended July 31, 2016 was $9.4 million and remained relatively flat compared with the same period a year ago. As a percentage of revenues, cost of revenues decreased to 27.8% for the six months ended July 31, 2016 compared to 31.1% for the six months ended July 31, 2015. While the overall costs were flat, increases in depreciation expense of $0.3 million attributable to additional computing equipment for our high performance data center in New Jersey and increases in royalty costs of $0.3 million were completely offset by decreases in other costs, primarily personnel-related costs attributable to the reassignment of certain application engineers into dedicated customer-facing sales roles.

Sales and marketing

	Six Months Ended July 31,
(in thousands, except percentages)	2016	2015	Change	% Change
Sales and marketing	$6,723	$4,928	$1,795	36.4%

Sales and marketing expenses for the six months ended July 31, 2016 were $6.7 million, an increase of $1.8 million, or 36.4%, compared with $4.9 million during the six months ended July 31, 2015. As a percentage of revenues, sales and marketing expenses increased to 19.8% for the six months ended July 31, 2016 compared to 16.3% for the six months ended July 31, 2015. The period-over-period increase in cost was driven by an increase of $0.9 million in non-commissioned employee compensation expense due to merit increases and the reassignment of certain application engineers into dedicated customer-facing sales roles. The increase was also driven by a $0.5 million increase in commission expense due to increased orders, along with a $0.3 million increase in travel expenses due to expanded customer sales initiatives and a larger headcount, and a $0.1 million increase for severance expense.

Research and development

	Six Months Ended July 31,
(in thousands, except percentages)	2016	2015	Change	% Change
Research and development	$12,234	$12,122	$112	0.9%

Research and development expenses for the six months ended July 31, 2016 were $12.2 million, an increase of $0.1 million, or 0.9%, compared with $12.1 million during the six months ended July 31, 2015. As a percentage of revenues, research and development expenses decreased to 36.1% for the six months ended July 31, 2016 compared to 40.1% for the six months ended July 31, 2015. The period-over-period increase in cost was primarily attributable to a $0.2 million increase in software consulting expense, partially offset by a $0.1 million decrease in facilities expenses, primarily due to savings resulting from an amendment to our agreement for our high performance computing data center in New Jersey.

General and administrative

	Six Months Ended July 31,
(in thousands, except percentages)	2016	2015	Change	% Change
General and administrative	$6,906	$6,393	$513	8.0%

General and administrative expenses for the six months ended July 31, 2016 were $6.9 million, an increase of $0.5 million, or 8.0%, compared to $6.4 million for the six months ended July 31, 2015. As a percentage of revenues, general and administrative expenses decreased to 20.4% for the six months ended July 31, 2016 compared to 21.2% for the six months ended July 31, 2015. The period-over-period increase in cost is primarily attributable to $0.2 million of increased employee-related expenses due to the net addition of five new employees and annual merit increases, $0.1 million of increased professional fees associated with patent procurement, $0.1 million in pre-launch hosting costs associated with the commencement of a new agreement at our new data center in Virginia, and $0.1 million in increased costs associated with new service and maintenance contracts.

Total other (expense) income, net

	Six Months Ended July 31,
(in thousands, except percentages)	2016	2015	Change	% Change
Total other (expense) income, net	$140	$(337)	$477	(141.5)%

Total other (expense) income, net for the six months ended July 31, 2016 was $0.1 million compared to total other (expense) income, net of $(0.3) million for the six months ended July 31, 2015. Total other (expense) income, net consists primarily of foreign exchange gains and losses offset by interest expense associated with our capital lease obligations. The period-over-period change in total other (expense) income, net is primarily attributed to foreign exchange fluctuations in the Euro and Japanese yen.

Provision for income taxes

	Six Months Ended July 31,
(in thousands, except percentages)	2016	2015	Change	% Change
Provision for income taxes	$(359)	$(128)	$(231)	180.5%

For the six months ended July 31, 2016, our income tax provision was $0.4 million. For the six months ended July 31, 2015, our income tax provision was $0.1 million. The provision for both periods primarily consists of the tax effects of foreign operating results and foreign withholding taxes.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset its taxable income. Specifically, this limitation may arise in the event we undergo a cumulative change in ownership of more than 50% within a three-year period. During the first quarter of fiscal year 2015, our management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. Our management has determined that, as of July 31, 2016, we have not experienced another ownership change for purposes of Section 382. However, future transactions in our common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or sales of common stock by us, could have a material adverse effect on our results of operations in future years.

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

Revenue and total operating expenses on a constant currency basis. Our international operations generate revenue and incur expenses that are denominated in foreign currencies, and changes in currency exchange rates can materially affect our consolidated results of operations. Our principal exposures are to fluctuations in exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won. To provide investors with information concerning underlying trends in our business, we disclose revenue and total operating expenses on a constant currency basis, which we define as GAAP revenue or operating expenses, adjusted to reverse the impact of changes in the exchange rates of the principal currencies in which our international operations generated revenue and incurred expenses. We calculate revenue and total operating expenses on a constant currency basis by converting revenue or operating expenses that were generated in the currencies specified above during the three and six months ended July 31, 2016 to United States dollars at assumed exchange rates equal to the exchange rates in effect for such currencies during the corresponding period of the previous fiscal period, rather than the exchange rates actually in effect during the current fiscal period.

Adjusted EBITDA. We define Adjusted EBITDA as EBITDA, excluding non-cash, stock-based compensation expense. We define EBITDA as net loss, excluding depreciation and amortization, interest expense, net, other income, net, foreign exchange (loss) gain and provision for income taxes. The GAAP measure most comparable to Adjusted EBITDA is net loss.

Non-GAAP operating income (loss). We define non-GAAP operating income (loss) as GAAP operating loss excluding non-cash, stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP operating income (loss) is operating loss.

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

Our management uses these non-GAAP financial measures to evaluate our operating performance and for internal planning and forecasting purposes. By excluding material non-cash expenses related to stock-based compensation and depreciation, we believe that these measures more clearly reflect the underlying trends in our business, are useful for comparing current results with prior period results, and are helpful to investors and financial analysts in assessing our operating performance. For example, our management considers Adjusted EBITDA to be an important indicator of our operational strength and the performance of our business, a good measure of our historical operating trends and a more consistent proxy for cash outflows. However, each of these non-GAAP financial measures may have limitations as an analytical tool. In considering our Adjusted EBITDA, non-GAAP operating loss, non-GAAP net loss and non-GAAP net loss per diluted share, investors should take into account the following reconciliations of these non-GAAP financial measures to the comparable GAAP financial measures:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
(in thousands)
Net loss	$(678)	$(1,195)	$(1,621)	$(3,083)
Add back:
Depreciation and amortization	980	778	1,991	1,528
Interest expense, net	28	52	65	114
Other income, net	(3)	—	(12)	—
Foreign exchange loss (gain)	22	171	(193)	223
Provision for income taxes	239	154	359	128
EBITDA	588	(40)	589	(1,090)
Stock-based compensation expense	437	491	926	1,105
Adjusted EBITDA	$1,025	$451	$1,515	$15

Non-GAAP operating income (loss):	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
(in thousands)
Operating loss	$(392)	$(818)	$(1,402)	$(2,618)
Add back:
Stock-based compensation expense	437	491	926	1,105
Amortization of acquired intangible assets	88	87	175	175
Non-GAAP operating income (loss)	$133	$(240)	$(301)	$(1,338)

Non-GAAP net loss:	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
(in thousands)
Net loss	(678)	(1,195)	(1,621)	(3,083)
Add back:
Stock-based compensation expense	437	491	926	1,105
Amortization of acquired intangible assets	88	87	175	175
Income tax effect (1)	(184)	(199)	(385)	(445)
Non-GAAP net loss	$(337)	$(816)	$(905)	$(2,248)

Non-GAAP net loss, per diluted share:	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net loss, per diluted share (2)	$(0.05)	$(0.08)	$(0.11)	$(0.21)
Add back:
Stock-based compensation expense	0.03	0.03	0.06	0.08
Amortization of acquired intangible assets	0.01	0.01	0.01	0.01
Income tax effect (1)	(0.01)	(0.02)	(0.03)	(0.03)
Non-GAAP net loss, per diluted share (2)(3):	$(0.02)	$(0.06)	$(0.06)	$(0.16)

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

(2)

Share amounts utilized on a fully diluted basis were approximately 14.8 million and 14.5 million for the three months ended July 31, 2016 and 2015, respectively, and 14.7 million and 14.4 million for the six months ended July 31, 2016 and 2015, respectively.

(3)	Due to rounding, totals may not equal the sum of line items in the table above.

Liquidity

Overview

Our primary sources of liquidity during the six months ended July 31, 2016 were cash and cash equivalents on hand, cash flows provided by operating activities and cash proceeds from stock option exercises. Our primary uses of cash during the six months ended July 31, 2016 were capital expenditures and payments of capital lease obligations. As of July 31, 2016, we had $33.2 million in cash and cash equivalents.

On December 10, 2013, we filed a shelf registration statement on Form S-3, which included a base prospectus relating to, among other things, the registration of $75 million of our common stock that may be offered and sold by us from time to time pursuant to Rule 415 promulgated under the Act, in amounts, at prices and on terms to be determined at the time of the offering. We may sell shares of our common stock pursuant to this registration statement at any time through December 10, 2016, the third anniversary of the effective date of the registration statement.

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

Net cash provided by operating activities for the six months ended July 31, 2016 and 2015 was $6.7 million and $9.6 million, respectively. The decrease during the current year period is primarily the result of fluctuations in accounts receivable and deferred revenue, which typically vary depending on the timing of our receipt and invoicing of customer orders and the timing of cash payments to us from customers.

Net Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended July 31, 2016 and 2015 was $0.8 million and $0.6 million, respectively. Capitalized renovations to our Burlington, Massachusetts headquarter office accounted for the majority of the increase in purchases of property and equipment during the current year period.

Net Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended July 31, 2016 was $1.1 million, which consisted of payments on our capital lease obligations of $1.5 million, partially offset by proceeds from stock option exercises of $0.4 million. Net cash used in financing activities for the six months ended July 31, 2015 was $0.2 million, which consisted of $1.3 million of payments on our capital lease obligations, partially offset by proceeds from stock options and warrant exercises of $1.1 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of either July 31, 2016 or January 31, 2016.

Contractual Commitments

Operating Leases

Effective July 1, 2016, we entered into an agreement to lease space and high performance computing capacity at a data center located in Virginia. The three-year agreement will provide access to up to 300 KW hours of computing capacity, which we believe will be suitable and adequate to meet the growing demands of our customers.

As of July 31, 2016, after taking into consideration the above agreement, total future minimum lease payments under non-cancelable lease arrangements are as follows (in millions):

Year ended January 31,
2017 (Remainder as of July 31, 2016)	$2.6
2018	5.9
2019	5.5
2020	3.9
2021	2.0
Thereafter	4.7
$24.6

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, as a result of which more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2018, and interim periods therein. The two permitted transition methods under the new standard are: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard when it becomes effective.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, we will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for interim periods therein. This ASU is not expected to have an impact on our financial statements or disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The guidance clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. The standard will be effective for annual reporting periods beginning after December 15, 2016, and for interim periods therein. Early adoption is permitted. This ASU is not expected to have an impact on our financial statements or disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires the recognition of lease assets and liabilities for all leases, with certain exceptions, on the balance sheet. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for annual periods beginning after December 15, 2018, and for interim periods therein. We are currently evaluating the requirements of this ASU and have not yet determined its impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718)—Improvements to Employee Share-Based Payment Accounting. This standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for interim periods therein. Early adoption is permitted. We are currently evaluating the requirements of this ASU and have not yet determined its impact on our consolidated financial statements.

Capital Resources

Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new solutions and applications, the sales and marketing resources needed to further penetrate our market and gain acceptance of new solutions and applications we develop, the expansion of our operations in the United States and internationally and the response of competitors to our solutions and applications. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. Our practice has been to reinvest the undistributed earnings of our foreign subsidiaries in their local jurisdictions, and we currently do not intend to repatriate such earnings. As of July 31, 2016 and January 31, 2016, $11.0 million and $12.8 million, respectively, of our cash is held in bank accounts outside the United States and may not be available to fund our domestic operations and obligations without paying taxes upon repatriation.

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

The Euro was approximately 1.1% stronger against the United States dollar, on average, for the six months ended July 31, 2016, when compared with the six months ended July 31, 2015. The resulting net overall impact to revenue and operating expense was an increase of $0.1 million, respectively, during the six months ended July 31, 2016.

The exchange rate impact of other currencies for the six months ended July 31, 2016, primarily driven by a stronger Japanese yen, was an increase to revenue and operating expense of approximately $0.4 million and $0.1 million, respectively.

For the six months ended July 31, 2016, a 10% change in the exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won would have resulted in a $1.9 million change in revenue.

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 31, 2016 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any pending material legal proceedings. However, because of the nature of our business, we may be subject at any particular time to lawsuits or other claims arising in the ordinary course of our business, and we expect that this will continue to be the case in the future.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016, filed with the SEC on March 21, 2016 and other documents we file with the SEC. The risks and uncertainties described are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions including a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, natural disasters or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations and liquidity.

Our business could be negatively impacted by the United Kingdom’s vote to exit the European Union.

On June 23, 2016, voters in the U.K. approved an advisory vote calling for that country’s exit from the E.U., commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, the effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and the jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.

The announcement of Brexit has created, and terms of the U.K.’s relationship with the E.U. may continue to create, global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budget on our offerings. Any of these effects of Brexit, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(b) Use of Proceeds

On July 3, 2012, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-176019), which was declared effective by the Securities and Exchange Commission on June 27, 2012. The underwriters for the offering were Stifel Nicolaus & Company, Incorporated, Robert W. Baird & Co. Incorporated, Canaccord Genuity Inc. and Needham & Company, LLC. We did not use any of the net proceeds from this offering during the three months ended July 31, 2016.

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

Date: August 29, 2016