Form 10-Q
period 2016-10-31
EXA CORP
filed 2016-11-30
CIK 890264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

As of November 28, 2016, 14,851,501 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

EXA CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED October 31, 2016

TABLE OF CONTENTS

Pages

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

Condensed Consolidated Balance Sheets (Unaudited) as of October 31, 2016 and January 31, 2016	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the three and nine months ended October 31, 2016 and 2015	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended October 31, 2016 and 2015	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

ITEM 4. CONTROLS AND PROCEDURES	28

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	29

ITEM 1A. RISK FACTORS	29

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29

ITEM 6. EXHIBITS	30

SIGNATURES	31

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXA CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	October 31,	January 31,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$25,033	$27,649
Accounts receivable	16,663	32,072
Prepaid expenses and other current assets	2,862	3,707
Total current assets	44,558	63,428
Property and equipment, net	10,897	12,032
Intangible assets, net	1,782	2,044
Deferred tax assets	432	428
Restricted cash	352	352
Other assets	744	737
Total assets	$58,765	$79,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,218	$3,462
Accrued expenses	8,739	12,199
Current portion of deferred revenue	23,421	32,849
Current portion of capital lease obligations	1,997	2,823
Total current liabilities	35,375	51,333
Deferred revenue	699	4,484
Capital lease obligations	1,286	2,549
Deferred rent	2,537	2,490
Other long-term liabilities	719	678
Total liabilities	40,616	61,534
Commitments and contingencies (Note 9)
Stockholders’ equity :
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,882,446 and 14,663,621 shares issued, respectively; 14,849,944 and 14,631,119 shares outstanding, respectively	15	15
Additional paid-in capital	93,767	91,626
Accumulated deficit	(75,151)	(73,685)
Treasury stock (32,502 common shares, at cost)	0	0
Accumulated other comprehensive loss	(482)	(469)
Total stockholders’ equity	18,149	17,487
Total liabilities and stockholders’ equity	$58,765	$79,021

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Revenue:
License revenue	$15,967	$13,966	$44,836	$39,185
Project revenue	3,191	2,998	8,219	8,002
Total revenue	19,158	16,964	53,055	47,187
Operating expenses:
Cost of revenues	4,904	5,118	14,340	14,516
Sales and marketing	3,357	2,336	10,080	7,264
Research and development	6,234	6,143	18,468	18,265
General and administrative	3,952	3,456	10,858	9,849
Total operating expenses	18,447	17,053	53,746	49,894
Income (loss) from operations	711	(89)	(691)	(2,707)
Other (expense) income, net
Foreign exchange (loss) gain	(99)	51	94	(172)
Interest expense	(30)	(60)	(116)	(179)
Interest income	12	3	33	8
Other (expense) income, net	(3)	6	9	6
Total other (expense) income, net	(120)	0	20	(337)
Income (loss) before income taxes	591	(89)	(671)	(3,044)
Provision for income taxes	(436)	(344)	(795)	(472)
Net income (loss)	$155	$(433)	$(1,466)	$(3,516)
Net income (loss) per share:
Basic	$0.01	$(0.03)	$(0.10)	$(0.24)
Diluted	$0.01	$(0.03)	$(0.10)	$(0.24)
Weighted average shares outstanding used in computing net income (loss) per share:
Basic	14,826,758	14,610,479	14,750,153	14,484,563
Diluted	15,261,996	14,610,479	14,750,153	14,484,563
Comprehensive income (loss):
Net income (loss)	$155	$(433)	$(1,466)	$(3,516)
Foreign currency translation adjustment	(55)	6	(13)	34
Comprehensive income (loss)	$100	$(427)	$(1,479)	$(3,482)

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended October 31,
	2016	2015
Cash flows provided by operating activities:
Net loss	$(1,466)	$(3,516)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,987	2,487
Stock-based compensation expense	1,458	1,766
Deferred rent expense	286	472
Deferred income taxes	(4)	4
Net change in operating assets and liabilities:
Accounts receivable	15,201	15,948
Prepaid expenses and other current assets	1,044	54
Other assets	(7)	11
Accounts payable	(1,865)	694
Accrued expenses	(3,755)	(2,946)
Other liabilities	40	(69)
Deferred revenue	(13,392)	(11,007)
Net cash provided by operating activities	527	3,898
Cash flows used in investing activities:
Purchases of property and equipment	(1,881)	(1,571)
Change in restricted cash	—	173
Net cash used in investing activities	(1,881)	(1,398)
Cash flows used in financing activities:
Proceeds from stock option and warrant exercises	453	1,168
Payments of capital lease obligations	(2,151)	(2,131)
Net cash used in financing activities	(1,698)	(963)
Effect of exchange rate changes on cash	436	(136)
Net (decrease) increase in cash and cash equivalents	(2,616)	1,401
Cash and cash equivalents, beginning of period	27,649	21,785
Cash and cash equivalents, end of period	$25,033	$23,186
Supplemental cash flow disclosures:
Cash paid for interest	$116	$179
Cash paid for income taxes	$1,367	$1,214
Supplemental disclosure of non-cash investing activities:
Acquisition of equipment through capital leases	$62	$4,351
Construction costs funded by landlord tenant improvement allowance	$—	$554
Decrease in unpaid purchases of property and equipment	$(381)	$—

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

Basis of Presentation

The interim financial data as of October 31, 2016 and for the three and nine months ended October 31, 2016 and 2015 are unaudited; however, in the opinion of the Company’s management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated balance sheet presented as of January 31, 2016 has been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Exa annual report on Form 10-K for the year ended January 31, 2016 filed with the Securities and Exchange Commission on March 21, 2016.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for interim periods therein. This ASU is not expected to have a material impact on the Company’s financial statements or disclosures.

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

3. Computation of Net Income (Loss) Per Share

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

EXA CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(Dollars in thousands except per share amounts)

The following summarizes the calculation of basic and diluted net income (loss) per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$155	$(433)	$(1,466)	$(3,516)
Denominator:
Weighted average common shares outstanding, basic	14,826,758	14,610,479	14,750,153	14,484,563
Dilutive effect of:
Options to purchase common stock	413,275	—	—	—
Options to purchase preferred stock	21,963	—	—	—
Weighted average common shares outstanding, fully diluted	15,261,996	14,610,479	14,750,153	14,484,563
Basic net income (loss) per share	$0.01	$(0.03)	$(0.10)	$(0.24)
Diluted net income (loss) per share	$0.01	$(0.03)	$(0.10)	$(0.24)

The table below represents outstanding options, restricted stock unit awards and warrants that were excluded from the computation of diluted net income (loss) per share for the periods indicated because including them would have had an anti-dilutive effect. All of the Company’s outstanding stock options, unvested restricted stock units and warrants were anti-dilutive for the three months ended October 31, 2015 and for the nine months ended October 31, 2016 and 2015, respectively, due to the net loss incurred by the Company.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Options, restricted stock unit awards and warrants to purchase common and preferred stock	543,276	2,514,955	1,951,713	2,514,955

4. Property and Equipment, net

Property and equipment, net consists of the following:

	October 31, 2016	January 31, 2016
Computer software and equipment	$19,407	$17,964
Office equipment and furniture	1,554	1,349
Leasehold improvements	1,630	1,562
Construction-in-process	110	169
Total property and equipment	22,701	21,044
Less accumulated depreciation	(11,804)	(9,012)
Property and equipment, net	$10,897	$12,032

For the three and nine months ended October 31, 2016, depreciation expense was $908 and $2,724, respectively. For the three and nine months ended October 31, 2015, depreciation expense was $871 and $2,224, respectively. Included in computer software and equipment and office equipment and furniture is equipment held pursuant to capital leases with costs of $14,883 and $14,809 and accumulated depreciation of $8,712 and $6,808 as of October 31, 2016 and January 31, 2016, respectively.

EXA CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(Dollars in thousands except per share amounts)

5. Accrued Expenses

Accrued expenses consist of the following:

	October 31, 2016	January 31, 2016
Accrued payroll	$1,958	$1,828
Sales and value added taxes	1,763	4,075
Accrued commissions and bonuses	1,996	3,900
Accrued income taxes payable	833	541
Deferred rent, current portion	429	186
Legal and professional	651	805
Other	1,109	864
Total accrued expenses	$8,739	$12,199

6. Deferred Rent

Payment escalations, rent holidays and lease incentives specified in the Company’s non-cancelable operating lease and hosting agreements are recognized on a straight-line basis over the terms of the agreements. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis, the Company uses the date it obtains the legal right to use and control the leased space to begin amortization. The differences arising from straight-line expense recognition and cash payments are recorded as deferred rent in the accompanying consolidated balance sheets. Tenant leasehold improvement allowances received from landlords are recorded as deferred rent and are amortized to operating expenses over the applicable lease terms.

Deferred rent consists of the following:

	October 31, 2016	January 31, 2016
Leasehold improvement incentive	$1,646	$1,839
Non-cash rent expense	1,320	837
Total deferred rent	2,966	2,676
Less current portion included in accrued expenses	(429)	(186)
Deferred rent, net of current portion	$2,537	$2,490

7. Fair Value Measurements

Financial instruments consist primarily of cash and cash equivalents, accounts receivable and capital lease obligations. As of October 31, 2016 and January 31, 2016, the carrying amounts of these instruments approximate their fair values. The estimated fair values have been determined from information obtained from market sources and management estimates.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of October 31, 2016:

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$10,048	$10,048	$—	$—

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

The following table reflects the carrying value of intangible assets as of October 31, 2016:

	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(1,723)	$1,782
Access to facilities contract	38	(38)	—
Total	$3,543	$(1,761)	$1,782

The following table reflects the carrying value of intangible assets as of January 31, 2016:

	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(1,461)	$2,044
Access to facilities contract	38	(38)	—
Total	$3,543	$(1,499)	$2,044

For each of the three months ended October 31, 2016 and 2015, amortization expense of intangible assets was $88. For each of the nine months ended October 31, 2016 and 2015, amortization expense of intangible assets was $263.

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

Based on historical experience and information known as of October 31, 2016 and January 31, 2016, the Company has not recorded any liabilities for these indemnities.

Operating Leases

During the second quarter of fiscal year 2017, the Company entered into an agreement to lease space and high performance computing capacity at a data center located in Virginia. The three-year agreement will provide access to up to 300 KW hours of computing capacity, which the Company believes will be suitable and adequate to meet the growing demands of its customers.

As of October 31, 2016, after taking into consideration the above agreement, total future minimum lease payments under non-cancelable lease arrangements are as follows:

Year ended January 31,
2017 (Remainder as of October 31, 2016)	$1,588
2018	6,061
2019	5,503
2020	3,916
2021	2,062
Thereafter	4,898
$24,028

10. Stock-Based Compensation

The fair value of common stock service-based options for employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	Nine Months Ended October 31,
	2016	2015
Expected life (years)	6.25	6.23
Risk-free interest rate	1.4%	2.0%
Expected volatility	35.0%	36.8%
Expected dividend yield	0.0%	0.0%

The weighted-average grant date fair value per share for service-based stock options granted in the three and nine months ended October 31, 2016 was $5.24 and $5.12, respectively. The weighted-average grant date fair value per share for service-based stock options granted in the three and nine months ended October 31, 2015 was $4.14 and $4.21, respectively.

For standard service-based stock options and restricted stock units, the Company records stock-based compensation expense over the estimated service/vesting period. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that is ultimately expected to vest.

Performance-based stock options are recognized as expense over the requisite service period when it becomes probable that performance measures triggering vesting will be met. Certain grants vested during the first quarter of fiscal year 2017 based on achieved performance metrics. As of October 31, 2016, the Company has concluded that it is not probable that the required metrics for vesting of the remaining unvested options will be achieved. As such, the Company has not recognized any additional share-based compensation expense associated with the unvested portion of these performance-based options.

EXA CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(Dollars in thousands except per share amounts)

During the first quarter of fiscal year 2017, the Company granted performance-based restricted stock units (“PSUs”). PSUs are recognized as expense when it becomes probable that performance measures triggering vesting will be achieved. As of October 31, 2016, the Company has concluded that it is not probable that any of the required metrics for vesting of the PSUs will be achieved. As a result, the Company has not recognized any share-based compensation expense associated with these awards.

Total stock-based compensation expense related to stock options and restricted stock units issued by the Company is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Cost of revenues	$41	$64	$124	$186
Sales and marketing	54	117	202	317
Research and development	222	265	567	691
General and administrative	215	215	565	572
Total	$532	$661	$1,458	$1,766

The total unrecognized compensation cost related to all outstanding stock options and restricted stock units is $10,637 at October 31, 2016. This amount is expected to be recognized over a weighted-average period of 1.65 years.

11. Income Taxes

For the three and nine months ended October 31, 2016, the Company’s income tax provision was $436 and $795, respectively. For the three and nine months ended October 31, 2015, the income tax provision was $344 and $472, respectively. The provision for all periods primarily consists of the tax effects of foreign operating results and foreign withholding taxes.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset its taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. During the first quarter of fiscal year 2015, management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. The Company’s management has determined that, as of October 31, 2016, it had not experienced another ownership change for purposes of Section 382. However, future transactions in the Company’s common stock could trigger an ownership change for purposes of Section 382, which could further limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset the Company’s taxable income, if any. Any such limitation, whether as the result of sales of common stock by the Company’s existing stockholders or sales of common stock by the Company, could have a material adverse effect on the Company’s results of operations in future years.

EXA CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(Dollars in thousands except per share amounts)

12. Geographic Information

Revenue by geographic area, attributed to individual countries based upon location of the external customer, is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
United States	$4,805	$5,320	$13,526	$13,462
Germany	2,797	2,431	8,089	7,081
Japan	4,045	2,917	10,367	7,396
France	2,199	1,768	6,111	5,387
Korea	1,465	1,464	4,257	4,170
United Kingdom	1,839	1,700	5,220	5,403
China	960	520	2,530	1,544
Sweden	428	420	1,275	1,377
Italy	427	294	1,159	996
Other	193	130	521	371
	$19,158	$16,964	$53,055	$47,187

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic areas were as follows:

	October 31,	January 31,
	2016	2016
United States	$10,284	$11,346
France	242	388
Germany	101	110
Japan	144	116
Other	126	72
	$10,897	$12,032

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the nine months ended October 31, 2016, revenue growth was driven by continued deployment of our simulation solutions in the installed base as well as by the addition of new customers. Investments made in field resources in prior fiscal years are yielding growth in both project and license revenue. The weakening U.S. dollar, particularly against the Euro and yen, had a material positive impact on revenue performance as compared to the same period last year. The geographic mix of revenue outside of the Americas is consistent with historical trends and reflects the impact of the stronger Euro and yen. During the nine months ended October 31, 2016 and 2015, 75% and 73% of our revenue, respectively, came from outside of the Americas. Revenue for the nine months ended October 31, 2016 was $53.1 million, with growth of 12.4% over the same period a year ago and 10.1% when measured on a constant currency basis. See “— Non-GAAP Measures” below for information about how we calculate and use revenue on a constant currency basis.

As a percent of revenue, our total operating expenses for the nine months ended October 31, 2016 decreased approximately 4.4% when compared to the same period last year. This decrease is a result of our prior investments in resources to drive top line growth, including sales, marketing and research and development. While the majority of our expense base is in the United States, we have field resources based in our international offices, which provide some natural foreign exchange hedge. As a result, the weakening dollar had the effect of increasing total operating expenses when compared to the same period last year. For the nine months ended October 31, 2016, total operating expenses were $53.7 million, with growth of 7.7% over the same period a year ago and 7.3% when measured on a constant currency basis. See “— Non-GAAP Measures” below for information about how we calculate and use operating expenses on a constant currency basis.

As a percent of revenue, our loss from operations for the nine months ended October 31, 2016 was 4.4% lower than the same period last year, primarily as a result of the impacts described above. Adjusted EBITDA for the nine months ended October 31, 2016, as described in “Non-GAAP Measures” below, was improved at $3.8 million when compared to $1.5 million in the same period last year.

We ended the quarter with cash and cash equivalents of $25.0 million compared to $27.6 million as of January 31, 2016. This reflects strong accounts receivable collections activity and normal seasonal cash flows. Capital expenditures increased during the nine months ended October 31, 2016 over the same period last year, primarily due to investments related to renovations to our headquarters office in Burlington, Massachusetts and expansion of our high performance computing capacity with our new data center in Virginia.

Results of operations for the three months ended October 31, 2016 and 2015

The following table sets forth, for the periods presented, data from our consolidated statements of operations:

	Three Months Ended October 31,
(in thousands)	2016	2015
Revenue:
License revenue	$15,967	$13,966
Project revenue	3,191	2,998
Total revenues	19,158	16,964
Operating expenses: (1)
Cost of revenues	4,904	5,118
Sales and marketing	3,357	2,336
Research and development	6,234	6,143
General and administrative (2)	3,952	3,456
Total operating expenses	18,447	17,053
Income (loss) from operations	711	(89)
Other expense, net
Foreign exchange (loss) gain	(99)	51
Interest expense	(30)	(60)
Interest income	12	3
Other (expense) income, net	(3)	6
Total other expense, net	(120)	0
Income (loss) before income taxes	591	(89)
Provision for income taxes	(436)	(344)
Net income (loss)	$155	$(433)

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended October 31,
(in thousands)	2016	2015
Cost of revenues	$41	$64
Sales and marketing	54	117
Research and development	222	265
General and administrative	215	215
Total stock-based compensation expense	$532	$661

(2)	Includes amortization expense related to intangible assets as follows:

	Three Months Ended October 31,
(in thousands)	2016	2015
General and administrative	$88	$88

The following table sets forth, for the periods presented, data from our consolidated statements of operations as a percentage of total revenues:

	Three Months Ended October 31,
(as a percent of total revenue)	2016	2015
Revenue:
License revenue	83.3%	82.3%
Project revenue	16.7	17.7
Total revenues	100.0	100.0
Operating expenses:
Cost of revenues	25.6	30.2
Sales and marketing	17.5	13.8
Research and development	32.5	36.2
General and administrative	20.6	20.4
Total operating expenses	96.3	100.5
Income (loss) from operations	3.7	(0.5)
Other expense, net
Foreign exchange (loss) gain	(0.5)	0.3
Interest expense	(0.2)	(0.4)
Interest income	0.1	0.0
Other (expense) income, net	(0.0)	0.0
Total other expense, net	(0.6)	0.0
Income (loss) before income taxes	3.1	(0.5)
Provision for income taxes	(2.3)	(2.0)
Net income (loss)	0.8%	(2.6)%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of three months ended October 31, 2016 and 2015

Revenue

	Three Months Ended October 31,
(in thousands, except percentages)	2016	2015	Change	% Change
License revenue	$15,967	$13,966	$2,001	14.3%
Project revenue	3,191	2,998	193	6.4%
Total revenues	$19,158	$16,964	$2,194	12.9%

License revenue increased 14.3% from $14.0 million for the three months ended October 31, 2015 to $16.0 million for the three months ended October 31, 2016. The $2.0 million increase was driven almost entirely by increased consumption of simulation capacity by existing customers and the addition of new license customers during the quarter compared with the same period last year. Deployment continues to expand in our core customer base across our portfolio of applications. We experienced particularly strong demand in our Asian markets. Project revenue for the three months ended October 31, 2016 increased by approximately $0.2 million, which reflects stronger demand in the quarter as well as the completion of projects that had been expected to be delivered in the quarter ended July 31, 2016. We expect our project revenue growth will continue to fluctuate from quarter to quarter, and our capacity to deliver projects will continue to support new opportunities to drive license growth. Both license and project revenue, particularly new customer opportunities, are leveraging the capabilities of our ExaCLOUD platform. Virtually all of our projects are now being delivered using ExaCLOUD, exposing our customers to its capabilities. ExaCLOUD continues to play an increasingly important role in our new customer acquisition go-to-market model.

Foreign exchange fluctuations, particularly the strengthening of the Japanese yen against the U.S. dollar, positively impacted total revenue in the three months ended October 31, 2016 by $0.6 million as compared to the three months ended October 31, 2015. On a constant currency basis, our total revenues in the three months ended October 31, 2016 increased 9.7% compared with the three months ended October 31, 2015.

Cost of revenues

	Three Months Ended October 31,
(in thousands, except percentages)	2016	2015	Change	% Change
Cost of revenues	$4,904	$5,118	$(214)	(4.2)%

Cost of revenues for the three months ended October 31, 2016 was $4.9 million, a decrease of approximately $0.2 million, or 4.2%, compared with $5.1 million during the three months ended October 31, 2015. As a percentage of revenues, cost of revenues decreased to 25.6% for the three months ended October 31, 2016 compared to 30.2% for the three months ended October 31, 2015. The decrease is attributable to approximately $0.5 million of decreased personnel-related costs, which was driven by a change in the headcount mix, and partially offset by increased costs of approximately $0.2 million related to software consulting fees and royalty expenses and $0.1 million related to increased depreciation expense associated with equipment purchases.

Sales and marketing

	Three Months Ended October 31,
(in thousands, except percentages)	2016	2015	Change	% Change
Sales and marketing	$3,357	$2,336	$1,021	43.7%

Sales and marketing expenses for the three months ended October 31, 2016 were $3.4 million, an increase of $1.0 million, or 43.7%, compared with $2.3 million during the three months ended October 31, 2015. As a percentage of revenues, sales and marketing expenses increased to 17.5% for the three months ended October 31, 2016 compared to 13.8% for the three months ended October 31, 2015. The period-over-period increase is attributable to increased personnel-related costs of approximately $0.8 million driven by a higher headcount, primarily due to the reassignment of certain application engineers into dedicated customer-facing sales roles, along with increased travel costs of approximately $0.2 million associated with expanded customer sales initiatives and a global meeting at our company headquarters.

Research and development

	Three Months Ended October 31,
(in thousands, except percentages)	2016	2015	Change	% Change
Research and development	$6,234	$6,143	$91	1.5%

Research and development expenses for the three months ended October 31, 2016 were $6.2 million, an increase of $0.1 million, or 1.5%, compared with $6.1 million during the three months ended October 31, 2015. As a percentage of revenues, research and development expense decreased to 32.5% for the three months ended October 31, 2016 compared to 36.2% for the three months ended October 31, 2015. The period-over-period increase in expense is attributable to increased personnel-related costs of $0.3 million due to the net addition of seven full-time employees and annual merit increases, which were partially offset by a $0.2 million reduction in costs, primarily driven by savings from an amended hosting agreement at our high performance computing data center in New Jersey.

General and administrative

	Three Months Ended October 31,
(in thousands, except percentages)	2016	2015	Change	% Change
General and administrative	$3,952	$3,456	$496	14.4%

General and administrative expenses for the three months ended October 31, 2016 were $4.0 million, an increase of $0.5 million, or 14.4%, compared to $3.5 million for the three months ended October 31, 2015. As a percentage of revenues, general and administrative expenses increased to 20.6% for the three months ended October 31, 2016 compared to 20.4% the three months ended October 31, 2015. The increase in general and administrative expenses is primarily attributable to a $0.3 million increase in employee-related expenses due to newly-hired full-time employees, annual merit increases and increased stock-based compensation expense, along with a $0.3 million increase in other pre-launch hosting costs associated with the commencement of a new agreement at our new high performance computing data center in Virginia. These increases were partially offset by a decrease of $0.1 million in recruiting fees due to the hiring of a full-time recruiter.

Total other expense, net

	Three Months Ended October 31,
(in thousands, except percentages)	2016	2015	Change	% Change
Total other expense, net	$(120)	$0	$(120)	100.0%

Total other expense, net for the three months ended October 31, 2016 was $(0.1) million compared to total other expense, net of $0 for the three months ended October 31, 2015. Total other expense, net consists primarily of foreign exchange gains and losses and interest expense associated with our capital lease obligations. The period-over-period change in total other expense, net is primarily attributed to foreign exchange fluctuations in the Euro and Japanese yen.

Provision for income taxes

	Three Months Ended October 31,
(in thousands, except percentages)	2016	2015	Change	% Change
Provision for income taxes	$(436)	$(344)	$(92)	26.7%

For the three months ended October 31, 2016, our income tax provision was $0.4 million. For the three months ended October 31, 2015, our income tax provision was $0.3 million. The provision for both periods primarily consists of the tax effects of foreign operating results and foreign withholding taxes.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset its taxable income. Specifically, this limitation may arise in the event we undergo a cumulative change in ownership of more than 50% within a three-year period. During the first quarter of fiscal year 2015, our management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. Our management has determined that, as of October 31, 2016, we have not experienced another ownership change for purposes of Section 382. However, future transactions in our common stock could trigger an ownership change for purposes of Section 382, which could further limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or sales of common stock by us, could have a material adverse effect on our results of operations in future years.

Results of operations for the nine months ended October 31, 2016 and 2015

The following table sets forth, for the periods presented, data from our consolidated statements of operations:

	Nine Months Ended October 31,
(in thousands)	2016	2015
Revenue:
License revenue	$44,836	$39,185
Project revenue	8,219	8,002
Total revenues	53,055	47,187
Operating expenses: (1)
Cost of revenues	14,340	14,516
Sales and marketing	10,080	7,264
Research and development	18,468	18,265
General and administrative (2)	10,858	9,849
Total operating expenses	53,746	49,894
Loss from operations	(691)	(2,707)
Other income (expense), net
Foreign exchange gain (loss)	94	(172)
Interest expense	(116)	(179)
Interest income	33	8
Other income, net	9	6
Total other income (expense), net	20	(337)
Loss before income taxes	(671)	(3,044)
Provision for income taxes	(795)	(472)
Net loss	$(1,466)	$(3,516)

(1)	Amounts include stock-based compensation expense as follows:

	Nine Months Ended October 31,
(in thousands)	2016	2015
Cost of revenues	$124	$186
Sales and marketing	202	317
Research and development	567	691
General and administrative	565	572
Total stock-based compensation expense	$1,458	$1,766

(2)	Includes amortization expense related to intangible assets as follows:

	Nine Months Ended October 31,
(in thousands)	2016	2015
General and administrative	$263	$263

The following table sets forth, for the periods presented, data from our consolidated statements of operations as a percentage of total revenues:

	Nine Months Ended October 31,
(as a percent of total revenue)	2016	2015
Revenue:
License revenue	84.5%	83.0%
Project revenue	15.5	17.0
Total revenues	100.0	100.0
Operating expenses:
Cost of revenues	27.0	30.8
Sales and marketing	19.0	15.4
Research and development	34.8	38.7
General and administrative	20.5	20.9
Total operating expenses	101.3	105.7
Loss from operations	(1.3)	(5.7)
Other income (expense), net
Foreign exchange gain (loss)	0.2	(0.4)
Interest expense	(0.2)	(0.4)
Interest income	0.1	0.0
Other income, net	0.0	0.0
Total other income (expense), net	0.0	(0.7)
Loss before income taxes	(1.3)	(6.5)
Provision for income taxes	(1.5)	(1.0)
Net loss	(2.8)%	(7.5)%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of nine months ended October 31, 2016 and 2015

Revenue

	Nine Months Ended October 31,
(in thousands, except percentages)	2016	2015	Change	% Change
License revenue	$44,836	$39,185	$5,651	14.4%
Project revenue	8,219	8,002	217	2.7%
Total revenues	$53,055	$47,187	$5,868	12.4%

License revenue increased 14.4% from $39.2 million for the nine months ended October 31, 2015 to $44.8 million for the nine months ended October 31, 2016. The $5.7 million increase was driven almost entirely by increased consumption of simulation capacity by existing customers and the addition of new license customers during the period. Deployment continues to expand in our core customer base across our portfolio of applications. We experienced particularly strong demand in our Asian markets. Project revenue for the nine months ended October 31, 2016 increased 2.7% from $8.0 million to $8.2 million as compared with the nine months ended October 31, 2015. Project revenue growth reflects stronger demand in the current quarter as well as the completion of projects that had been expected to be delivered during the quarter ended July 31,2016. We expect our project revenue growth will continue to fluctuate from quarter to quarter as our investment in project capacity has slowed, but our capacity to deliver projects will continue to support new opportunities to drive license growth. Both license and project revenue, particularly new customer opportunities, are leveraging the capabilities of our ExaCLOUD platform. Virtually all of our projects are now being delivered using ExaCLOUD exposing our customers to its capabilities. ExaCLOUD continues to play an increasingly important role in our new customer acquisition go-to-market model.

Foreign exchange fluctuations, particularly the strengthening of the Euro and the Japanese yen against the U.S. dollar, positively impacted total revenue in the nine months ended October 31, 2016 by $1.1 million as compared to the nine months ended October 31, 2015. On a constant currency basis, our total revenues in the nine months ended October 31, 2016 increased 10.1% compared with the nine months ended October 31, 2015.

Cost of revenues

	Nine Months Ended October 31,
(in thousands, except percentages)	2016	2015	Change	% Change
Cost of revenues	$14,340	$14,516	$(176)	-1.2%

Cost of revenues for the nine months ended October 31, 2016 was $14.3 million, a decrease of approximately $0.2 million, or 1.2%, compared with $14.5 million during the nine months ended October 31, 2015. As a percentage of revenues, cost of revenues decreased to 27.0% for the nine months ended October 31, 2016 compared to 30.8% for the nine months ended October 31, 2015. The period-over-period decrease is primarily attributable to a decrease of $0.8 million in personnel-related costs driven by a change in the headcount mix and $0.1 million of savings from an amended hosting agreement at our high performance computing data center in New Jersey. These decreases were partially offset by increases in depreciation expense of $0.3 million attributable to additional computing equipment for our high performance computing data center in New Jersey and increases in royalty costs of $0.4 million.

Sales and marketing

	Nine Months Ended October 31,
(in thousands, except percentages)	2016	2015	Change	% Change
Sales and marketing	$10,080	$7,264	$2,816	38.8%

Sales and marketing expenses for the nine months ended October 31, 2016 were $10.1 million, an increase of $2.8 million, or 38.8%, compared with $7.3 million during the nine months ended October 31, 2015. As a percentage of revenues, sales and marketing expenses increased to 19.0% for the nine months ended October 31, 2016 compared to 15.4% for the nine months ended October 31, 2015. The period-over-period increase in cost was driven by an increase of $2.3 million in personnel-related costs due to merit increases and the reassignment of certain application engineers into dedicated customer-facing sales roles and a $0.5 million increase in travel costs associated with expanded customer sales initiatives, higher headcount and a global meeting hosted at our headquarters.

Research and development

	Nine Months Ended October 31,
(in thousands, except percentages)	2016	2015	Change	% Change
Research and development	$18,468	$18,265	$203	1.1%

Research and development expenses for the nine months ended October 31, 2016 were $18.5 million, an increase of $0.2 million, or 1.1%, compared with $18.3 million during the nine months ended October 31, 2015. As a percentage of revenues, research and development expenses decreased to 34.8% for the nine months ended October 31, 2016 compared to 38.7% for the nine months ended October 31, 2015. The period-over-period increase in cost was primarily attributable to an increase of $0.2 million in personnel-related costs due to the net addition of seven full-time employees and annual merit increases, along with $0.2 million in increased consulting costs. These increases were partially offset by a $0.2 million reduction in costs, primarily driven by savings from an amended hosting agreement at our high performance computing data center in New Jersey.

General and administrative

	Nine Months Ended October 31,
(in thousands, except percentages)	2016	2015	Change	% Change
General and administrative	$10,858	$9,849	$1,009	10.2%

General and administrative expenses for the nine months ended October 31, 2016 were $10.9 million, an increase of $1.0 million, or 10.2%, compared to $9.8 million for the nine months ended October 31, 2015. As a percentage of revenues, general and administrative expenses decreased to 20.5% for the nine months ended October 31, 2016 compared to 20.9% for the nine months ended October 31, 2015. The period-over-period increase in cost is primarily attributable to an increase of $0.5 million in employee-related costs due to new full-time employees, including one executive, and annual merit increases, an increase of $0.3 million in network and facility costs primarily driven by pre-launch hosting costs associated with the commencement of a new agreement at our new data center in Virginia, an increase of $0.1 million in information technology support costs, and $0.1 million of increased professional fees associated with patent procurement and other legal matters.

Total other income (expense), net

	Nine Months Ended October 31,
(in thousands, except percentages)	2016	2015	Change	% Change
Total other income (expense), net	$20	$(337)	$357	(105.9)%

Total other income (expense), net for the nine months ended October 31, 2016 was less than $0.1 million compared to total other income (expense), net of $(0.3) million for the nine months ended October 31, 2015. Total other income (expense), net consists primarily of foreign exchange gains and losses offset by interest expense associated with our capital lease obligations. The period-over-period change in total other income (expense), net is primarily attributed to foreign exchange fluctuations in the Euro and Japanese yen.

Provision for income taxes

	Nine Months Ended October 31,
(in thousands, except percentages)	2016	2015	Change	% Change
Provision for income taxes	$(795)	$(472)	$(323)	68.4%

For the nine months ended October 31, 2016, our income tax provision was $0.8 million. For the nine months ended October 31, 2015, our income tax provision was $0.5 million. The provision for both periods primarily consists of the tax effects of foreign operating results and foreign withholding taxes.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset its taxable income. Specifically, this limitation may arise in the event we undergo a cumulative change in ownership of more than 50% within a three-year period. During the first quarter of fiscal year 2015, our management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. Our management has determined that, as of October 31, 2016, we have not experienced another ownership change for purposes of Section 382. However, future transactions in our common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or sales of common stock by us, could have a material adverse effect on our results of operations in future years.

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

Revenue and total operating expenses on a constant currency basis. Our international operations generate revenue and incur expenses that are denominated in foreign currencies, and changes in currency exchange rates can materially affect our consolidated results of operations. Our principal exposures are to fluctuations in exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won. To provide investors with information concerning underlying trends in our business, we disclose revenue and total operating expenses on a constant currency basis, which we define as GAAP revenue or operating expenses, adjusted to reverse the impact of changes in the exchange rates of the principal currencies in which our international operations generated revenue and incurred expenses. We calculate revenue and total operating expenses on a constant currency basis by converting revenue or operating expenses that were generated in the currencies specified above during the three and nine months ended October 31, 2016 to United States dollars at assumed exchange rates equal to the exchange rates in effect for such currencies during the corresponding period of the previous fiscal period, rather than the exchange rates actually in effect during the current fiscal period.

Adjusted EBITDA. We define Adjusted EBITDA as EBITDA, excluding non-cash, stock-based compensation expense. We define EBITDA as net income (loss), excluding depreciation and amortization, interest expense, net, other income, net, foreign exchange (loss) gain and provision for income taxes. The GAAP measure most comparable to Adjusted EBITDA is net income (loss).

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

Adjusted EBITDA:	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
(in thousands)
Net income (loss)	$155	$(433)	$(1,466)	$(3,516)
Add back:
Depreciation and amortization	996	959	2,987	2,487
Interest expense, net	18	57	83	171
Other income, net	3	(6)	(9)	(6)
Foreign exchange loss (gain)	99	(51)	(94)	172
Provision for income taxes	436	344	795	472
EBITDA	1,707	870	2,296	(220)
Stock-based compensation expense	532	661	1,458	1,766
Adjusted EBITDA	$2,239	$1,531	$3,754	$1,546

Non-GAAP operating income (loss):	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
(in thousands)
Operating income (loss)	$711	$(89)	$(691)	$(2,707)
Add back:
Stock-based compensation expense	532	661	1,458	1,766
Amortization of acquired intangible assets	88	88	263	263
Non-GAAP operating income (loss)	$1,331	$660	$1,030	$(678)

Non-GAAP net income (loss):	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
(in thousands)
Net income (loss)	155	(433)	(1,466)	(3,516)
Add back:
Stock-based compensation expense	532	661	1,458	1,766
Amortization of acquired intangible assets	88	88	263	263
Income tax effect (1)	(217)	(265)	(602)	(710)
Non-GAAP net income (loss)	$558	$51	$(347)	$(2,197)

Non-GAAP net income (loss), per diluted share:	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net income (loss), per diluted share (2)	$0.01	$(0.03)	$(0.10)	$(0.24)
Add back:
Stock-based compensation expense	0.03	0.05	0.10	0.12
Amortization of acquired intangible assets	0.01	0.01	0.02	0.02
Income tax effect (1)	(0.01)	(0.02)	(0.04)	(0.05)
Non-GAAP net income (loss), per diluted share (2)(3):	$0.04	$—	$(0.02)	$(0.15)

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

(2)

Share amounts utilized on a fully diluted basis were approximately 15.3 million and 14.6 million for the three months ended October 31, 2016 and 2015, respectively, and 14.8 million and 14.5 million for the nine months ended October 31, 2016 and 2015, respectively.

(3)	Due to rounding, totals may not equal the sum of line items in the table above.

Liquidity

Overview

Our primary sources of liquidity during the nine months ended October 31, 2016 were cash and cash equivalents on hand, cash flows provided by operating activities and cash proceeds from stock option exercises. Our primary uses of cash during the nine months ended October 31, 2016 were capital expenditures and payments of capital lease obligations. As of October 31, 2016, we had $25.0 million in cash and cash equivalents.

On December 10, 2013, we filed a shelf registration statement on Form S-3, which included a base prospectus relating to, among other things, the registration of $75 million of our common stock that may be offered and sold by us from time to time pursuant to Rule 415 promulgated under the Securities Act of 1933, in amounts, at prices and on terms to be determined at the time of the offering. We may sell shares of our common stock pursuant to this registration statement at any time through December 27, 2016, the third anniversary of the effective date of the registration statement.

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

Net cash provided by operating activities for the nine months ended October 31, 2016 and 2015 was $0.5 million and $3.9 million, respectively. The decrease during the current year period is primarily the result of decreases in accounts payable and deferred revenue, and partially offset by increases in prepaid expenses and other current assets.

Net Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended October 31, 2016 and 2015 was $1.9 million and $1.4 million, respectively. Capitalized renovations to our Burlington, Massachusetts headquarters office and capital expenditures for our new data center in Virginia accounted for the majority of the increase in purchases of property and equipment during the current year period.

Net Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended October 31, 2016 was $1.7 million, which consisted of payments on our capital lease obligations of $2.2 million, partially offset by proceeds from stock option exercises of $0.5 million. Net cash used in financing activities for the nine months ended October 31, 2015 was $1.0 million, which consisted of $2.1 million of payments on our capital lease obligations, partially offset by proceeds from stock options and warrant exercises of $1.2 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of either October 31, 2016 or January 31, 2016.

Contractual Commitments

Operating Leases

Effective July 1, 2016, we entered into an agreement to lease space and high performance computing capacity at a data center located in Virginia. The three-year agreement will provide access to up to 300 KW hours of computing capacity, which we believe will be suitable and adequate to meet the growing demands of our customers.

As of October 31, 2016, after taking into consideration the above agreement, total future minimum lease payments under non-cancelable lease arrangements are as follows (in millions):

Year ended January 31,
2017 (Remainder as of October 31, 2016)	$1.6
2018	6.1
2019	5.5
2020	3.9
2021	2.1
Thereafter	4.8
$24.0

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, we will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for interim periods therein. This ASU is not expected to have a material impact on our financial statements or disclosures.

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

Capital Resources

Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new solutions and applications, the sales and marketing resources needed to further penetrate our market and gain acceptance of new solutions and applications we develop, the expansion of our operations in the United States and internationally and the response of competitors to our solutions and applications. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. Our practice has been to reinvest the undistributed earnings of our foreign subsidiaries in their local jurisdictions, and we currently do not intend to repatriate such earnings. As of October 31, 2016 and January 31, 2016, $7.7 million and $12.8 million, respectively, of our cash is held in bank accounts outside the United States and may not be available to fund our domestic operations and obligations without paying taxes upon repatriation.

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

The Euro was approximately 0.1% stronger against the United States dollar, on average, for the nine months ended October 31, 2016, when compared with the nine months ended October 31, 2015. The resulting net overall impact to both revenue and operating expense was an increase of $0.1 million during the nine months ended October 31, 2016.

The exchange rate impact of other currencies for the nine months ended October 31, 2016, primarily driven by a stronger Japanese yen, was an increase to revenue and operating expense of approximately $1.0 million and $0.2 million, respectively.

For the nine months ended October 31, 2016, a 10% change in the exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won would have resulted in a $1.1 million change in revenue.

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of October 31, 2016 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Use of Proceeds

On July 3, 2012, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-176019), which was declared effective by the Securities and Exchange Commission on June 27, 2012. The underwriters for the offering were Stifel Nicolaus & Company, Incorporated, Robert W. Baird & Co. Incorporated, Canaccord Genuity Inc. and Needham & Company, LLC. We did not use any of the net proceeds from this offering during the three months ended October 31, 2016.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012).

3.3	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013).

10.1*	Employment Agreement dated August 1, 2016 between Exa Corporation and Joel Dube.

10.2*	Employment Agreement dated August 8, 2016 between Exa Corporation and Suresh Sundaram.

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen A. Remondi, President and Chief Executive Officer of Exa Corporation.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Richard F. Gilbody, Chief Financial Officer of Exa Corporation.

32.1**	Section 1350 Certification, executed by Stephen A. Remondi, President and Chief Executive Officer of Exa Corporation.

32.2**	Section 1350 Certification, executed by Richard F. Gilbody, Chief Financial Officer of Exa Corporation.

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Filed herewith.
**	Furnished herewith.

EXA CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXA CORPORATION (Registrant)

By:	/s/ Richard F. Gilbody
Richard F. Gilbody
Chief Financial Officer

Date: November 30, 2016