Form 10-K
period 2017-01-31
EXA CORP
filed 2017-03-22
CIK 890264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2016 based on the closing price of the registrant’s common stock on such date as reported by the NASDAQ Global Market: $199,689,982.

As of March 17, 2017, 14,896,484 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before May 31, 2017 are incorporated by reference in Part III of this Annual Report on Form 10-K.

EXA CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED January 31, 2017

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

We currently focus primarily on the ground transportation market, including manufacturers in the passenger vehicle, highway truck, off-highway vehicle and train markets, as well as their suppliers. Over 150 manufacturers currently utilize our products and services, including the top 15 global passenger vehicle manufacturer groups such as BMW, Ford, Hyundai, Jaguar Land Rover, Nissan, Porsche, Renault, Toyota and Volkswagen; truck and off-highway vehicle manufacturers such as Hyundai, Kenworth, Kobelco, MAN, Peterbilt, Scania and Volvo Truck; and suppliers to these manufacturers, such as Cummins, Denso and Delphi. We have recently expanded our technology offerings into the fields of aerospace and oil and gas production. We are continuing to explore other markets in which we believe the capabilities of PowerFLOW have broad application, such as the chemical processing, architecture, engineering and construction, power generation, biomedical and electronics industries.

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

We derive our revenue primarily from the sale of our simulation software, using an annual capacity-based licensing model. Our customers usually purchase PowerFLOW simulation capacity under one-year term licenses, with a minority utilizing multi-year arrangements or a “pay as you go” model. Simulation capacity may be purchased as software-only, to be run on the customer’s own computer hardware, or provided in the form of software-as-a-service, via our hosted ExaCLOUD offerings. To introduce new customers to our simulation solutions, we typically perform fixed-price projects that include simulation services, along with engineering and consulting services. ExaCLOUD continues to play an increasingly important role in our new customer acquisition go-to-market model, as virtually all of our projects are now being delivered using that facility, thereby exposing our customers to its capabilities. Customers typically license our products for one application, such as aerodynamics, and over time expand to other applications such as thermal management or aeroacoustics.

We sell our products and project services primarily through our direct sales force, including sales executives and applications engineering teams deployed near our customers in the United States, United Kingdom, France, Germany, Italy, Japan, Korea and China. We also conduct business in Sweden, India, Brazil, Russia, Canada, Finland, Spain and Australia. In our customer engagement model, our applications management teams engage with our customers in long-term relationships focused on identifying problems that we can help them solve, demonstrating the value of our solutions and ensuring that the customer achieves maximum benefit from them. In this process, we interact continuously with our customers to improve our software and services and add new solutions, and at the same time deepen our knowledge of their industry.

We were founded in 1991 and had 345 employees worldwide at January 31, 2017. Our corporate headquarters, including our principal administrative, marketing, technical support, research and product development facilities, are located in Burlington, Massachusetts. Our website is www.exa.com, and we make available through the investor relations section of this site, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Information included on our website is not included nor incorporated into our Form 10-K. We also make our code of ethics and certain other governance documents and policies available through our website. We intend to make required disclosures of amendments to our code of ethics, or waivers of a provision of our code of ethics, on the “Corporate Governance” page of our website’s investor center.

Customers and Markets

Our initial focus has been on the ground transportation market, and primarily on makers of passenger vehicles, due to the immediate benefits and strong value proposition of our solutions for vehicle manufacturers. Approximately 95% of our fiscal year 2017 revenues were generated from the ground transportation market, including 61% from our ten largest customers and 10% from our largest customer.

The segments of the ground transportation market that we serve include the following:

•	Passenger vehicle manufacturers;
•	Highway truck manufacturers;
•	Off-highway vehicle manufacturers (including agricultural, construction and military vehicles and machines);
•	Train manufacturers; and
•	Suppliers to the above manufacturers.

Over 150 manufacturers currently utilize our products and services, including the top 15 global passenger vehicle manufacturer groups, based on motor vehicle production volume for 2015, as reported by the Organisation Internationale des Constructeurs d’Automobiles, or the International Organization of Vehicle Manufacturers, such as BMW, Ford, Hyundai, Jaguar Land Rover, Nissan, Porsche, Renault, Toyota and Volkswagen; truck and off-highway vehicle manufacturers such as Hyundai, Kenworth, Kobelco, MAN, Peterbilt, Scania and Volvo Truck; and suppliers to these manufacturers, such as Cummins, Denso and Delphi. We continue to add new customers as well as deploy our solutions more broadly into our current installed base. We believe that the top global passenger vehicle manufacturers continue to represent significant growth opportunities for us given the breadth of our applications and additional deployment expansion.

We have also recently expanded our technology offerings into the aerospace and oil and gas production markets and are continuing to explore new markets in which we believe the capabilities of PowerFLOW have broad application, including the chemical processing, architecture and construction, power generation, biomedical and electronics industries. For example, in the aerospace market, we are working with multiple customers on simulation solutions for landing gear and jet engine design, and we recently launched and licensed our first commercial product focused on the oil and gas production industry. We believe that our solution for multi-phase fluids would also be of value to the chemical and power generation markets. This wide range of industries face increasing and often conflicting demands to:

•	meet customer and regulatory requirements for improved efficiency in areas such as fuel economy and reduced environmental impact;
•	meet customer desires for innovative product designs;
•	optimize products for quality, performance and safety;
•	accelerate product development cycles and time-to-market; and
•	reduce product development, material and warranty costs.

All of these activities are significantly influenced by rising consumer expectations for more efficient and environmentally sensitive products, and by government regulatory activity that is pervasive in many industries. For example, in our key ground transportation market, the product strategies of automobile manufacturers have for years been shaped by their need to comply with an array of regulatory requirements, including mandatory corporate average fuel economy, or CAFE, standards. As an example, United States passenger car and light truck CAFE standard continues to rise, from 27.3 miles per gallon, or MPG, in 2011 to 35.5 MPG in 2017 and to a proposed, and newly under review, 56.2 MPG by 2025, requiring an approximately 60% increase in fuel economy performance over the next nine years. Similar mandates relating to particulate and CO2 emissions apply in other segments and regions of the transportation industry, including the Worldwide harmonized Light vehicles Test Procedure (WLTP). For manufacturers of transportation systems, achieving these goals requires major improvements in aerodynamics, weight, and propulsion systems of their products. Our customers need to attain these goals while continuing to meet customer demands for aesthetically pleasing and innovative product designs.

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

In recent years, computer-aided technology has played an increasingly important role in the product development process. Digital modeling and simulation have emerged as enabling technologies to aid in the design, analysis, and manufacture of products. Digital simulation-driven design is not only faster and more economical in providing feedback than experimental approaches such as the construction of prototypes or wind tunnel testing, but in many industries it is now approaching a level of accuracy and robustness that is sufficient to utilize its predictions for design decisions.

Several technology factors are facilitating the emergence of simulation-driven design:

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

PowerACOUSTICS PowerREALITY

Enables accurate pressure fluctuation prediction, noise source identification, wind noise transmission to interior, and sound package parameter study capabilities.

Enables photo-realistic engineering and design communication of PowerFLOW simulation results.

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

By adding functionality that addresses phenomena such as thermal radiation or acoustic transmission, we have been able to provide our customers with solutions that extend beyond our initial fluid dynamics focus. As we continue to add new applications solutions to broaden the range of simulation problems that PowerFLOW can address, adoption of our technology has spread from the automotive market that was our initial focus to other segments of the ground transportation industry. For example, the addition of thermal management capability to our product in fiscal year 2008 enabled us to offer simulation solutions to the truck and off-highway equipment markets, in which thermal management is a significant challenge.  In fiscal year 2017, these market segments accounted for approximately 18% of our total revenue. Deployment of each new functional solution results in increased utilization of simulation capacity by our customers, which leads to new license purchases and revenue. We believe the customer base for most of these applications remains only partially deployed. As our customers gradually alter their development processes to take more advantage of the digital development methods we are enabling, we seek opportunities to cross-sell our products to new engineering groups within our existing customers.

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

The result is a significant increase in the usefulness and cost-effectiveness of simulation. The use of PowerFLOW can accelerate design cycles, enhance innovation and provide flexibility to experiment with designs that might otherwise be thought too costly, reducing research and development and manufacturing costs and improving product reliability and quality. We believe that our proprietary solution has the potential to transform the product development process not only in our current target markets but in other markets that face similar problems, including the chemical processing, architecture, engineering and construction, power generation, biomedical and electronics industries.

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

•

Predictable business model. Our revenue is derived primarily from the sale of access to our simulation software, under annual capacity-based licenses for which we typically invoice our customers at the beginning of the license term. The principal driver of our revenue growth is customers’ increased consumption of simulation capacity, as our solutions penetrate more deeply and widely across their organizations. The recurring nature of our revenues, as customers annually renew or increase their simulation capacity, provides high visibility into future performance. On average over the last three fiscal years, more than 49% of our annual revenue was attributable to contractual commitments that were in place at the beginning of the fiscal year.

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

•

Expand on our recent entries into the oil and gas production and aerospace markets and explore new vertical markets. We believe that our solution has the potential to transform the design process not only in the ground transportation market but in other markets that face similar problems. Our core technology is extendable to applications beyond those required in the ground transportation market. For example, we continue to invest in and develop our aerospace vertical business with domain expertise and new applications. We have built a customer base of both airframe and supply chain manufacturers. In addition, we recently launched and licensed our commercial product for use in the oil and gas production industry. We believe that our solutions would be also of value for use in the chemical processing, architecture, engineering and construction, power generation, biomedical, electronics, chemical and power generation markets, as well.

•

Selectively pursue strategic acquisitions. There are many fragmented and complementary software products and technologies that would enable us to expand our product and solutions offering, increase the value delivered to our customers, and expand our customer base. We plan to selectively pursue opportunities to acquire complementary business, products or technologies.

Sales and Marketing

We sell our products and services primarily through our field team of 185 persons in the United States, United Kingdom, France, Germany, Italy, Japan, Korea and China at January 31, 2017, including 30 sales executives, 28 technical account managers assigned to our most deployed customers, a worldwide staff of 117 applications engineers and 3 marketing coordinators. We also sell our products and services through a distributor in India and through a sales agent in Brazil.

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

Simulation capacity may be purchased as software-only, to be run on the customer’s own computer hardware, or provided in the form of software-as-a-service, via our hosted ExaCLOUD offerings. We provide our ExaCLOUD services primarily through data centers in Piscataway, New Jersey and Ashburn, Virginia, operated by IBM and Equinix, respectively. We separately license the front-end and back-end applications software that interfaces with our simulation server software for a fixed annual fee, based on the number of concurrent users at the customer. As customers continue to use our solutions and deploy them more widely within their organizations, their consumption of our simulation services typically increases. We offer volume discounts based on the annual volume of simulation capacity ordered.

Research and Development

Our product development activities are carried out by our research and development organization, which at January 31, 2017 encompassed 122 persons, including 26 scientists engaged in basic research in fluid dynamics, 51 software engineers, 35 applications management personnel and 10 product management personnel. Our senior research and development scientists include leaders in the field of fluid dynamics who have pioneered the use of the lattice Boltzmann method. Our applications management teams, which are organized around the core engineering disciplines and departments within our customers’ organizations, perform a critical role in establishing and executing our product development roadmap, by identifying customer needs, developing product requirements and working with customers to implement and improve our solutions. Examples of our current research and development activities include basic research to improve the capabilities and performance of our core fluids simulation engine, which is currently in its fifth generation, as well as the expansion of our solutions to address new simulation applications, for example, modeling of moving geometries such as rotating machinery. Our total expenditures on research and development were $24.3 million, or 33.5% of total revenues in fiscal year 2017, $24.1 million, or 36.9% of total revenues in fiscal year 2016 and $21.8 million, or 35.5% of total revenues in fiscal year 2015. In order to maintain and extend our technology leadership and competitive position, we intend to continue to devote significant effort to our research and development activities.

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

We have obtained or applied for patent protection with respect to some of our core intellectual property, but generally do not rely on patents as a principal means of protecting intellectual property. As of January 31, 2017, we owned twelve patents issued in the United States and had nine pending patent applications in the United States.

We conduct business under our trademarks and use trademarks on some of our products. We believe that having distinctive marks may be an important factor in marketing our products. As of January 31, 2017, we had thirteen active trademark registrations in the United States and a limited subset in selected other countries. Although we have a foreign trademark registration program for selected marks, the laws of many countries protect trademarks solely on the basis of registration and we may not be able to register or use such marks in each foreign country in which we seek registration. We monitor use of our trademarks and intend to enforce our rights to our trademarks.

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

Executive Officers and Directors

The following table sets forth information with respect to our executive officers as of March 22, 2017:

Name	Age	Position
Stephen A. Remondi	51	Chief Executive Officer, President, Director

Richard F. Gilbody	57	Chief Financial Officer

Jean-Paul Roux	53	Senior Vice President of Global Aerospace and European Operations

Hudong Chen, Ph.D.	60	Chief Scientist, Senior Vice President of Physics

James Hoch	52	Senior Vice President of Software Development

Suresh Sundaram, Ph.D.	51	Senior Vice President of Products and Marketing

Joel F. Dube	49	Vice President of Finance, Principal Accounting Officer

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

Suresh Sundaram, Ph.D. joined Exa in August 2016 as our Senior Vice President of Products and Marketing. Prior to joining Exa, Dr. Sundaram held a variety of leadership roles at Aspen Technology, Inc., a global provider of optimization software solutions, including Vice President of Sales Operations from March 2016 to July 2016, Vice President of Product Management from November 2013 to February 2016, Senior Vice President of Marketing from July 2011 to October 2013, and Senior Vice President of Products and Market Strategy from July 2007 to June 2011. Dr. Sundaram is a member of the board of directors of GSE Systems, Inc., a provider of real-time high-fidelity simulation systems and training solutions to the power and process industries. Dr. Sundaram holds M.S. and Ph.D. degrees in Chemical Engineering from MIT, a B.S. in Chemical Engineering from IIT Bombay, and has completed the Executive Education program from the Harvard Business School.

Joel F. Dube joined Exa in August 2016 and has over 18 years of finance and accounting leadership and experience. Mr. Dube joined Exa from Juniper Pharmaceuticals, Inc., a women’s health therapeutic company, where he was Vice President and Corporate Controller from September 2015 to July 2016. Prior to his tenure with Juniper, Mr. Dube was Vice President and Corporate Controller at CRA International, Inc., a global consulting firm, from June 2007 to September 2015 and held various accounting roles in organizations across the technology, manufacturing and public accounting sectors. Mr. Dube earned his Bachelor of Science degree in Business Administration from the University of Lowell, a postgraduate certification in Accountancy from Bentley College and is a Certified Public Accountant in New Hampshire.

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

We derive a substantial majority of our total revenue from companies in the ground transportation industry. Accordingly, our future success depends upon the continued demand for digital simulation software and services by companies in this industry. The ground transportation industry and the other manufacturing industries that we serve, or may expand into, periodically experience economic downturns that can adversely affect our business. For example, we were negatively impacted by the suspension or postponement of vehicle development programs by our customers in response to the 2008 financial crisis and resulting recession, which significantly affected the automotive industry. Furthermore, political unrest, terrorist attacks, other increased global hostilities and natural disasters have, at times, contributed to widespread uncertainty and speculation in the world financial markets. The impact of events of this kind may be exacerbated by other economic factors, such as increased operating and manufacturing costs due to rising global energy prices, the tightening of the financial and credit markets, changes or reduced clarity in regulatory requirements, and by changes in commercial and consumer preferences and spending habits. In the future, such cyclical trends and economic factors may adversely affect our business by reducing customer capital expenditures, extending design cycles and reducing our revenue and, ultimately, our results of operations. In addition, manufacturers in the ground transportation market tend to adhere to a technology choice for long periods, possibly an entire product development cycle. As a result, a lost opportunity with a given customer may not again become a new opportunity for several years or projects may be delayed if development of a new product is put on hold or terminated.

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

Significant changes in U.S. policy could have an adverse effect on us.

Changes in or uncertainty regarding future U.S. social, political, regulatory and economic conditions or laws and policies governing energy policy, foreign trade, manufacturing, and development and investment in the territories and countries where we or our customers operate could adversely affect our operating results and our business.

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

A significant portion of our revenues is derived from renewals by our existing customers of annual licenses to use PowerFLOW, and in any fiscal period, a large portion of our revenue is typically attributable to a small number of significant customers. In fiscal years 2017, 2016 and 2015, approximately 61%, 64% and 58% of our revenue, respectively, was attributable to our ten largest customers in the aggregate. One customer accounted for approximately 10%, 12% and 10% of our revenue in fiscal years 2017, 2016 and 2015, respectively. In the past we have experienced revenue fluctuations within this concentrated account base due to customer internal budget constraints, corporate policy mandates regarding use of simulation tools, experimentation with alternative solutions and consolidation of independent companies or divisions. Due to the concentration of revenue in a small number of customers, a significant reduction in usage of PowerFLOW by any of these customers, or the non-renewal of their annual licenses, due to the cancellation or postponement of vehicle development programs or for any other reason, could have a materially adverse effect on our results of operations.

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

The market for digital simulation software is characterized by vigorous competition. We consider the primary competition to adoption of our solutions to be our customers’ continued use of physical prototypes and test facilities. We also encounter competition from companies that provide multi-function digital simulation software that is used for various purposes in the ground transportation industry and elsewhere, primarily Siemens, with its products STAR-CD and STAR-CCM+, and ANSYS, with its products Fluent and CFX. Siemens has a strong presence in the automotive market, and offers capabilities in certain areas where we do not currently focus, such as combustion. ANSYS offers a suite of digital simulation software that includes many applications that we do not address, such as structural mechanics and electromagnetism, which it markets to a broad spectrum of industries. We also compete against open source software such as OpenFOAM that includes computational fluid dynamics capabilities. In addition, some of our customers have attempted, and may in the future attempt, to develop digital simulation software solutions internally.

In most of our existing and potential new accounts, products such as these are already in use for a variety of purposes, and likely will remain so. Our ability to further penetrate the ground transportation market will therefore depend on our ability to demonstrate that our solutions deliver economic value in the form of significant process and cost improvements that competing products are unable to provide. As we expand our offerings into other markets, we may face competition from the same competitors as well as from companies that we have not typically competed against in the past. Many of our current and potential competitors have greater financial, technical, marketing, service and other resources than we have and may expand into our markets by acquiring other companies or otherwise. As a result, these companies may be able to offer lower prices, additional products or services, or other incentives that we cannot match or offer. We have experienced existing and potential customers perceiving the cost of our solution as being higher than that of our competitors’ products or an internally developed solution. This perception could become an obstacle to wider adoption of our simulation solutions, result in pressure to reduce our prices or change our capacity-based pricing model, or prompt our customers to explore lower cost solutions. We may not be able to compete successfully against current or future competitors or internally developed solutions and competitive pressures may materially adversely affect our business, financial condition and operating results.

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

Changes in or interpretations of financial accounting standards may have an adverse impact on our reported results of operations.

Changes in or interpretations of financial accounting standards may have an adverse impact on our reported results of operations. We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States, or GAAP. These principles are subject to interpretation by the Securities and Exchange Commission, or SEC, and various bodies formed to interpret and create accounting standards. It is possible that future requirements, including the recently released guidance related to revenue recognition (ASU 2014-09, Revenue from Contracts with Customers: Topic 606), could change our current application of GAAP, resulting in a material adverse impact on our reported results of operations or financial position, and may even affect our reporting of transactions completed before the change is effective.

New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the question of current practices may harm our operating results or the way we conduct our business.

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

We have historically concentrated our development efforts primarily on the ground transportation market. While we anticipate that the substantial majority of our revenues will continue to be derived from the ground transportation market for the foreseeable future, in order to achieve our long-term growth goals, we will need to penetrate additional vertical markets, such as the aerospace, oil and gas production, chemical processing, architecture and construction, power generation, biomedical and electronics industries. Our success in the ground transportation market depends on our deep understanding of the design processes utilized by our customers in that market. In order to penetrate new vertical markets, we will need to develop a similar understanding of the design processes, and associated technical difficulties, utilized by participants in those markets. Developing this level of understanding has been and will continue to be a time consuming and potentially expensive process, and we may not be successful. We will also need to demonstrate to potential customers that PowerFLOW and our other products and services can provide digital simulation solutions that compare favorably to physical testing methods as well as the offerings by our competitors with respect to cost, accuracy, set-up time and ease of use. If we fail to penetrate these new vertical markets, our revenue may grow at a slower rate than we anticipate and our financial condition could suffer.

If there are interruptions or delays in our ExaCLOUD services due to third-party error, our own error or the occurrence of unforeseeable events, delivery of our solutions and the use of our service could become impaired, which could harm our relationships with customers and subject us to liability.

We provide ExaCLOUD services primarily through data centers operated by IBM and Equinix under agreements pursuant to which these companies provide the data center hosting infrastructures. Design and mechanical errors, spikes in usage volume and failure to follow system protocols and procedures could cause our systems, or those in the data centers, to fail, resulting in interruptions in our service. Interruptions or delays in our ExaCLOUD service could result from the termination of our arrangement with either IBM or Equinix, third-party error, our own error, natural disasters or security breaches. Such interruptions or delays, whether accidental or willful, could harm our relationships with customers, damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability, cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could adversely affect our business, financial condition and results of operations.

If our security measures, or those of third-party providers for our ExaCLOUD services are breached and unauthorized access is obtained to client data, clients may curtail or stop their use of our solutions, which could harm our business, financial condition and results of operations.

Our ExaCLOUD services involve the storage and transmission of confidential information of customers, including their design data. We may also in the course of our service engagements have access to such confidential customer information. If our, or our third-party service providers’, security measures were ever breached as a result of employee error, malfeasance or otherwise, and, as a result, an unauthorized party obtained access to this confidential data, our reputation could be damaged, our business could suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not discovered until launched against a target. As a result, we and our third-party providers may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our or our third-party suppliers’ security occurs, the market perception of our ExaCLOUD services could be harmed and we could lose sales and clients.

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

Our success in the highly competitive digital simulation market depends largely on our ability to attract, integrate and retain highly skilled technical, managerial, consulting, sales and marketing personnel globally. Competition for these personnel in our industry is intense. We may not be able to continue to attract and retain the appropriately qualified, highly skilled employees necessary for the development of our products and services and the growth of our business, or to replace such personnel who leave our employ in the future. Our ability to attract and retain these resources may also be impacted by the immigration policies of a number of countries. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly scientific, product development and applications management personnel, could make it difficult to meet key objectives, such as timely and effective product introductions, penetration and expansion into existing accounts and growth in our share of the domestic and international digital simulation market.

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

International sales of PowerFLOW and our related products and services are important to our growth and profitability. In the fiscal year ended January 31, 2017, 74% of our revenue was attributable to sales in international markets, and at January 31, 2017, we had 15 offices in eight countries. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations, and if we are unable to manage the various risks associated with supporting our international sales and service efforts effectively, the growth and profitability of our business may be adversely affected.

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

Under this definition, we will cease to be an emerging growth company as of January 31, 2018.

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

We expect that the significant legal, accounting and other expenses we incur as a public company will increase once we are no longer an “emerging growth company”.

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

Our principal offices occupy approximately 44,000 square feet of leased office space in Burlington, Massachusetts pursuant to a lease agreement that expires in March 2023. We also maintain sales, support and applications management offices in Livonia, Michigan; Brisbane, California; Worcestershire, UK; Paris, France; Stuttgart, Germany; Munich, Germany; Ciriè, Italy; Yokohama, Japan; Seoul, Korea; and Shanghai, China. Additionally, we lease a total of approximately 2,300 square feet of space at two high performance computing data centers in Piscataway, New Jersey and Ashburn, Virginia. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

Price Range of Common Stock

Our common stock trades on the NASDAQ Global Market tier of the NASDAQ Stock Market under the symbol: “EXA.” The following table sets forth the high and low sales prices per share of our common stock, for each quarter during fiscal years 2017 and 2016.

	2017		2016
	High	Low	High	Low
First Quarter	$13.90	$10.02	$12.34	$9.53
Second Quarter	15.36	11.12	12.00	10.34
Third Quarter	16.74	13.47	11.48	9.02
Fourth Quarter	16.60	13.01	11.85	9.51

On March 17, 2017, the last reported sale price on the NASDAQ Global Market for our common stock was $13.80 per share. On March 17, 2017, there were approximately 70 holders of record of our common stock. This number does not include stockholders for whom our shares were held in “nominee” or “street” name.

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

Comparative Stock Performance

The following stock performance graph compares the cumulative total return to stockholders for our common stock for the period commencing June 26, 2012 (the date on which our common stock commenced trading on the NASDAQ Global Market) and ended January 31, 2017 against the cumulative total return of the NASDAQ Composite Index, the Russell 2000 Index and the NASDAQ Computer and Data Processing Index. The calculation of total cumulative returns assumes a $100 investment in our common stock, the NASDAQ Composite Index, the Russell 2000 Index and the NASDAQ Computer and Data Processing Index, and assumes reinvestment of all dividends, if any. The historical information set forth below is not necessarily indicative of future performance.

	6/28/12	1/13	7/13	1/14	7/14	1/15	4/15	7/15	10/15	1/16	4/16	7/16	10/16	1/17
Exa Corporation	100.00	102.14	116.84	143.67	94.18	103.57	115.71	114.08	98.06	109.90	133.16	148.98	142.86	158.16
NASDAQ Composite	100.00	107.66	125.73	144.02	154.59	164.30	175.10	182.03	179.29	164.04	170.33	184.18	185.13	200.57
Russell 2000	100.00	113.91	132.90	144.70	144.27	151.09	158.69	161.63	152.16	136.10	149.26	161.63	158.41	181.73
NASDAQ Computer & Data Processing	100.00	107.23	127.01	157.71	167.25	164.35	179.73	187.36	200.52	199.94	200.41	217.33	226.12	236.23

Use of Proceeds

On July 3, 2012, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-176019), which was declared effective by the Securities and Exchange Commission on June 27, 2012. The underwriters for the offering were Stifel Nicolaus & Company, Incorporated, Robert W. Baird & Co. Incorporated, Canaccord Genuity Inc. and Needham & Company, LLC. We did not use any of the net proceeds from this offering for working capital or any other purposes during the three months ended January 31, 2017.

ITEM 6:	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 8 of this Annual Report on Form 10-K and with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

Our selected consolidated statement of operations data for the fiscal years ended January 31, 2017, 2016 and 2015 and our selected consolidated balance sheet data as of January 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this report. Our selected consolidated statement of operations data for the fiscal years ended January 31, 2014 and 2013 and selected consolidated balance sheet data as of January 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements which have not been included in this report.

Selected Consolidated Financial Data

	Year Ended January 31,
	2017	2016 (1)	2015 (2)	2014 (3)	2013 (4)
	(in thousands, except share and per share data)
Statement of Operations Data
Total revenue	$72,580	$65,447	$61,431	$54,514	$48,868
Operating income (loss)	396	(2,726)	(2,447)	(122)	1,960
Net (loss) income	$(1,132)	$(4,807)	$(19,157)	$(709)	$763
(Loss) earnings per share—basic	$(0.08)	$(0.33)	$(1.39)	$(0.05)	$0.10
Weighted average shares—basic	14,779,117	14,520,834	13,735,897	13,326,883	7,929,364
(Loss) earnings per share—diluted	$(0.08)	$(0.33)	$(1.39)	$(0.05)	$0.06
Weighted average shares—diluted	14,779,117	14,520,834	13,735,897	13,326,883	12,896,487
Balance Sheet Data
Cash and cash equivalents	$24,552	$27,649	$21,785	$28,753	$30,716
Total current assets	51,709	63,428	52,345	60,319	61,464
Total assets	69,074	79,021	63,053	84,849	84,070
Long-term debt and capital leases, net of current portion	914	2,549	1,602	2,695	7,842
Stockholders’ equity	$19,174	$17,487	$18,891	$35,533	$34,771

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

We currently focus primarily on the ground transportation market, including manufacturers in the passenger vehicle, highway truck, off-highway vehicle and train markets, as well as their suppliers. Over 150 manufacturers currently utilize our products and services, including the top 15 global passenger vehicle manufacturers. This data is based on motor vehicle production volume for 2015, as reported by the Organisation Internationale des Constructeurs d’Automobiles, or the International Organization of Vehicle Manufacturers. Global vehicle manufacturers face increasing pressure, from government mandates as well as from consumers, to improve the efficiency of their products. This requires different powertrain choices, changes in the shape of the vehicle, and reductions in vehicle weight, all of which we believe favor the adoption of simulation-driven design.

We continue to expand our offerings in the aerospace and oil and gas production markets and explore other markets in which we believe the capabilities of PowerFLOW have broad application, such as the chemical processing, architecture engineering and construction, power generation, biomedical and electronics industries. The investment in our aerospace vertical business has increased our domain and portfolio of new applications. We have built a customer base of airframe, jet engine and supply manufacturers. We also recently announced the commercial launch and license of our product for use in the oil and gas production market.

We offer our solutions through annual capacity-based licenses, either as software-only, to be run on the customer’s own computer hardware, or in the form of software-as-a-service, via our hosted ExaCLOUD offerings. We sell our products and services primarily through our direct sales force, including sales executives and applications engineering teams deployed near our customers in the United States, Europe, Japan, Korea and China, through a distributor in India and through a sales agent in Brazil.

We have a predictable business model based on recurring revenue from a growing customer base. For fiscal year 2017, we recorded total revenues, net loss and Adjusted EBITDA of $72.6 million, $(1.1) million and $6.5 million, respectively, as compared to $65.4 million, $4.8 million and $3.1 million, respectively, for the fiscal year 2016. Since generating our first commercial revenue in 1994, our annual revenue has increased for 22 consecutive years.

During the twelve months ended January 31, 2017, revenue growth was driven by continued deployment of our simulation solutions with our existing customer base as well as by the addition of new customers. We believe that our continued investments in field resources yield growth in both project and license revenue over time. While our geographic mix of revenue outside of the Americas during fiscal year 2017 was consistent with historical trends, the weakening U.S. dollar, particularly against the yen, had a material positive impact on revenue performance for fiscal year 2017 as compared to fiscal year 2016. During fiscal year 2017, 74% of our revenue came from outside of the Americas as compared to 71% for fiscal year 2016. Revenue growth for fiscal year 2017 was 10.9% over the same period a year ago and 9.0% when measured on a constant currency basis.

In the last two months of fiscal year 2017, we experienced increased caution regarding growth and deployment initiatives from our ground transportation customers, which impacted our incremental growth on some renewal orders. We attributed this to our customers anticipating the impact of changes in the tax, trade and regulatory frameworks within which they operate. Based on renewal activity during this period, we expect that this will have an impact on revenue over the next fiscal year. In addition, as we have experienced on a limited basis in the past, we had a significantly reduced renewal commitment that will impact revenue and growth in the next fiscal year.

Throughout the last decade the market has increasingly recognized the benefits of the lattice Boltzmann-based CFD method to extend digital simulation possibilities. We have observed increased customer interest in not only Exa’s proprietary lattice Boltzmann technology, but also in alternative commercial, open source and in-house codes.  We believe that the increased market awareness of the lattice Boltzmann method is a positive trend for our product offering in the long run due to our technical leadership, intellectual property and experience with this technology.

Adjusted EBITDA and revenue on a constant currency basis are non-GAAP financial measures. For the definitions of Adjusted EBITDA and revenue on a constant currency basis, and explanation of our management’s use of these measures and a reconciliation of our Adjusted EBITDA to our net income, please see “— Non-GAAP Measures” below.

As a percent of revenue, our total operating expenses for fiscal year 2017 decreased approximately 4.7% when compared to the same period last year. This decrease is a result of our prior investments in resources to drive top line growth, including sales, marketing and research and development. While the majority of our expense base is in the United States, we have field resources based in our international offices which provide some natural foreign exchange hedge. As a result, the weakening dollar had a negative impact on total operating expenses when compared to the same period last year. For fiscal year 2017, total operating expenses were $72.2 million, with growth of 5.9% over the prior year and 5.7% when measured on a constant currency basis. See “— Non-GAAP Measures” below for information about how we calculate and use operating expenses on a constant currency basis.

As a percent of revenue, our income from operations for fiscal year 2017 was 0.5% compared with our loss from operations of 4.2% for fiscal year 2016, primarily as a result of cost-saving initiatives during fiscal year 2017 and the foreign currency impacts described above.

As of January 31, 2017, we had cash and cash equivalents of $24.6 million compared to $27.6 million as of January 31, 2016. The strong cash balance reflects strong accounts receivable collections activity and normal seasonal cash flows. Capital expenditures increased by $1.8 million during fiscal year 2017 compared to fiscal year 2016, primarily due to a $3.7 million investment in server equipment for our new high performance computing data center located in Virginia.

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

	Year Ended January 31,
(in thousands)	2017	2016	2015
Revenue:
License revenue	$60,837	$53,499	$49,742
Project revenue	11,743	11,948	11,689
Total revenues	72,580	65,447	61,431
Operating expenses: (1)
Cost of revenues	19,427	20,117	18,933
Sales and marketing	13,856	10,150	10,668
Research and development	24,319	24,140	21,809
General and administrative (2)	14,582	13,766	12,468
Total operating expenses	72,184	68,173	63,878
Income (loss) from operations	396	(2,726)	(2,447)
Other income (expense), net
Foreign exchange gain (loss)	166	(322)	344
Interest expense	(140)	(236)	(342)
Interest income	44	12	12
Other income, net	13	7	7
Total other income (expense), net	83	(539)	21
Income (loss) before taxes	479	(3,265)	(2,426)
Provision for income taxes	(1,611)	(1,542)	(16,731)
Net loss	$(1,132)	$(4,807)	$(19,157)

(1)	Amounts include stock-based compensation expense as follows:

	Year Ended January 31,
(in thousands)	2017	2016	2015
Cost of revenues	$162	$234	$209
Sales and marketing	269	405	413
Research and development	792	886	865
General and administrative	770	751	743
Total stock-based compensation expense	$1,993	$2,276	$2,230

(2)	Includes amortization expense related to intangible assets as follows:

	Year Ended January 31,
(in thousands)	2017	2016	2015
General and administrative	$350	$350	$350

The following table sets forth, for the periods presented, data from our consolidated statements of operations as a percentage of total revenues:

	Year Ended January 31,
(as a percent of total revenue)	2017	2016	2015
Revenue:
License revenue	83.8%	81.7%	81.0%
Project revenue	16.2	18.3	19.0
Total revenues	100.0	100.0	100.0
Operating expenses:
Cost of revenues	26.8	30.7	30.8
Sales and marketing	19.1	15.5	17.4
Research and development	33.5	36.9	35.5
General and administrative	20.1	21.0	20.3
Total operating expenses	99.5	104.2	104.0
Income (loss) from operations	0.5	(4.2)	(4.0)
Other income (expense), net
Foreign exchange gain (loss)	0.2	(0.5)	0.6
Interest expense	(0.2)	(0.4)	(0.6)
Interest income	0.1	0.0	0.0
Other income, net	0.0	0.0	0.0
Total other income (expense), net	0.1	(0.8)	0.0
Income (loss) before taxes	0.7	(5.0)	(3.9)
Provision for income taxes	(2.2)	(2.4)	(27.2)
Net loss	(1.6)%	(7.3)%	(31.2)%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of Fiscal Years Ended January 31, 2017 and 2016

Revenue

	Year Ended January 31,
(in thousands, except percentages)	2017	2016	Change	% Change
License revenue	$60,837	$53,499	$7,338	13.7%
Project revenue	11,743	11,948	(205)	-1.7%
Total revenues	$72,580	$65,447	$7,133	10.9%

License revenue increased 13.7% from $53.5 million in fiscal year 2016 to $60.8 million in fiscal year 2017. The $7.3 million increase was driven almost entirely by increased consumption of simulation capacity by existing customers and the addition of new license customers throughout the year. Deployment continues to expand in our core customer base across our portfolio of applications. We experienced particularly strong demand in our Asian markets. Project revenue decreased by $0.2 million during fiscal year 2017 compared to fiscal year 2016, which reflects our slowed investment in project capacity in fiscal year 2017, and we anticipate continued fluctuations in project revenue growth into fiscal year 2018. However, our project delivery capability continues to recycle into new opportunities to drive license growth. Both license and project revenue, particularly new customer opportunities, are leveraging the capabilities of our ExaCLOUD platform. Virtually all of our projects are now being delivered using ExaCLOUD exposing our customers to its capabilities. ExaCLOUD continues to play an increasingly important role in our new customer acquisition go-to-market model.

Foreign exchange fluctuations, particularly the strengthening of the Japanese yen, positively impacted total revenue in fiscal year 2017 by $1.2 million as compared to fiscal year 2016. On a constant currency basis, our total revenues in fiscal year 2017 increased 9.0%, compared with fiscal year 2016.

Cost of revenues

	Year Ended January 31,
(in thousands, except percentages)	2017	2016	Change	% Change
Cost of revenues	$19,427	$20,117	$(690)	-3.4%

Cost of revenues for fiscal year 2017 was $19.4 million, a decrease of $0.7 million, or 3.4%, compared with $20.1 million during fiscal year 2016. As a percentage of revenues, cost of revenues decreased to 26.8% for fiscal year 2017 from 30.7% for fiscal year 2016. The year-over-year decrease in cost of revenues was driven by decreased personnel-related costs of approximately $1.3 million associated with a change in headcount mix and lower stock-based compensations, along with a $0.2 million decrease in hosting fees driven by savings from an amended hosting agreement at our high performance computing data center in New Jersey. These decreases were partially offset by a $0.4 million increase in royalty costs and a $0.4 million increase in depreciation expense related to investments made to increase computing capacity.

Sales and marketing

	Year Ended January 31,
(in thousands, except percentages)	2017	2016	Change	% Change
Sales and marketing	$13,856	$10,150	$3,706	36.5%

Sales and marketing expenses for fiscal year 2017 were $13.9 million, an increase of $3.7 million, or 36.5% compared with $10.2 million for fiscal year 2016. As a percentage of revenues, sales and marketing expenses increased to 19.1% for fiscal year 2017 from 15.5% for fiscal year 2016. The increase in sales and marketing expenses is primarily attributable to a $3.5 million increase in payroll and employee-related costs driven by a change in headcount mix, increased travel expenses, and increased commission expense related to the increased volume and timing of customer orders. The balance of the $0.2 million year-over-year change was driven primarily by increased recruiting fees and expenses for general marketing initiatives.

Research and development

	Year Ended January 31,
(in thousands, except percentages)	2017	2016	Change	% Change
Research and development	$24,319	$24,140	$179	0.7%

Research and development expenses for fiscal year 2017 were $24.3 million, an increase of $0.2 million, or 0.7%, compared with $24.1 million for fiscal year 2016. As a percentage of revenues, research and development expense decreased to 33.5% for fiscal year 2017 from 36.9% for fiscal year 2016. The period-over-period increase in expense is attributable to a $0.3 million increase in professional service fees due to increased legal fees associated with the hiring of foreign employees and other software consulting fees; a net increase of $0.2 million in payroll and other employee-related costs driven by an increase in headcount and merit increases and partially offset by lower bonus and commission expense, lower travel expenses and lower stock-based compensation expense; and a $0.1 million increase in depreciation expense due to investments made to increase computing capacity. These increases were partially offset by decreases in network and facility expenses as a result of a $0.4 million decrease in hosting fees driven by savings from an amended hosting agreement at our high performance computing data center in New Jersey.

General and administrative

	Year Ended January 31,
(in thousands, except percentages)	2017	2016	Change	% Change
General and administrative	$14,582	$13,766	$816	5.9%

General and administrative expenses for fiscal year 2017 were $14.6 million, an increase of $0.8 million, or 5.9%, compared with $13.8 million for fiscal year 2016. As a percentage of revenues, general and administrative expenses decreased to 20.1% for fiscal year 2017 from 21.0% for fiscal year 2016. The period-over-period increase in expense was primarily driven by a $0.4 million increase in pre-launch hosting costs associated with the commencement of a new agreement at our new high performance computer data center in Virginia. The balance of the increase is primarily attributable to a net increase of $0.4 million in payroll-related costs driven by an increase in headcount and merit increases and partially offset by lower bonus expense.

Total other income (expense), net

	Year Ended January 31,
(in thousands, except percentages)	2017	2016	Change	% Change
Total other income (expense), net	$83	$(539)	$622	(115.4)%

Total other income (expense), net for the year ended January 31, 2017 was $0.1 million compared to total other income (expense), net of $(0.5) million for the year ended January 31, 2016. Total other income (expense), net consists primarily of foreign exchange gains and losses offset by interest expense associate with our capital lease obligations. The period-over-period change in total other income (expense), net is primarily attributable to foreign exchange fluctuations in the Euro and Japanese yen.

Provision for income taxes

	Year Ended January 31,
(in thousands, except percentages)	2017	2016	Change	% Change
Provision for income taxes	$1,611	$1,542	$69	4.5%

The income tax provision increased from $1.5 million in fiscal year 2016 to $1.6 million in fiscal year 2017. The provision for both periods primarily consists of the tax effects of foreign operating results with foreign withholding taxes.

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

We do not expect that our unrecognized tax benefit will change significantly within the next twelve months. We and one or more of our subsidiaries file United States federal income tax returns and tax returns in various state and foreign jurisdictions. With limited exceptions, we are no longer subject to federal, state, local or foreign examinations for years prior to January 31, 2012. However, carryforward attributes that were generated prior to January 31, 2013 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

Comparison of Fiscal Years Ended January 31, 2016 and 2015

Revenue

	Year Ended January 31,
(in thousands, except percentages)	2016	2015	Change	% Change
License revenue	$53,499	$49,742	$3,757	7.6%
Project revenue	11,948	11,689	259	2.2%
Total revenues	$65,447	$61,431	$4,016	6.5%

License revenue increased 7.6% from $49.7 million in fiscal year 2015 to $53.5 million in fiscal year 2016. The $3.8 million increase was driven almost entirely by increased consumption of simulation capacity by existing customers and the addition of 17 new license customers. Deployment continued to expand in our core customer base across our portfolio of applications. We experienced particularly strong demand in our Asian markets and in our North America passenger automotive customer base. Project revenue increased $0.3 million during fiscal year 2016 compared to fiscal year 2015 due to expanded sales and greater activity with existing customers. We anticipated less project revenue growth in fiscal year 2016 as our investment in project capacity has slowed. But our project delivery capability continued to recycle into new opportunities to drive license growth.

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

Sales and marketing

	Year Ended January 31,
(in thousands, except percentages)	2016	2015	Change	% Change
Sales and marketing	$10,150	$10,668	$(518)	-4.9%

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

Research and development expenses for fiscal year 2016 were $24.1 million, an increase of $2.3 million, or 10.7%, compared with $21.8 million for fiscal year 2015. As a percentage of revenues, research and development expense increased to 36.9% for fiscal year 2016 from 35.5% for fiscal year 2015. Increased payroll and employee-related costs accounted for approximately $2.0 million of the year-over-year increase, primarily as a result of the net addition of six new scientists and software engineers, merit increases for existing personnel and an increase in stock-based compensation expense. In addition, expansions at our high performance computing data center in New Jersey resulted in increased facility costs of approximately $0.3 million.

General and administrative

	Year Ended January 31,
(in thousands, except percentages)	2016	2015	Change	% Change
General and administrative	$13,766	$12,468	$1,298	10.4%

General and administrative expenses for fiscal year 2016 were $13.8 million, an increase of $1.3 million, or 10.4%, compared with $12.5 million for fiscal year 2015. As a percentage of revenues, general and administrative expenses increased to 21.0% for fiscal year 2016 from 20.3% for fiscal year 2015. Increased payroll and employee-related costs accounted for approximately $0.8 million of the increase, primarily as a result of the net addition of three new support personnel and compensation increases for existing personnel. Approximately $0.3 million of the increase is attributable to increases in depreciation and rent expense associated with the expansion of office space in Japan and with our extended headquarter lease in Burlington, Massachusetts. The balance of the increase, approximately $0.2 million, is primarily attributable to professional service fees, including costs associated with the financial statement audit, a foreign statutory audit, patent legal fees, and tax and recruiting services.

Total other income (expense), net

	Year Ended January 31,
(in thousands, except percentages)	2016	2015	Change	% Change
Total other income (expense), net	$(539)	$21	$(560)	(2666.7)%

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

(Provision) benefit for income taxes

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

Revenue and total operating expenses on a constant currency basis. Our international operations generate revenue and incur expenses that are denominated in foreign currencies, and changes in currency exchange rates can materially affect our consolidated results of operations. Our principal exposures are to fluctuations in exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won. To provide investors with information concerning underlying trends in our business, we disclose revenue and total operating expenses on a constant currency basis, which we define as GAAP revenue or operating expenses, adjusted to reverse the impact of changes in the exchange rates of the principal currencies in which our international operations generated revenue and incurred expenses. We calculate revenue and total operating expenses on a constant currency basis by converting revenue or operating expenses that were generated in the currencies specified above during the fiscal year ended January 31, 2017 to United States dollars at assumed exchange rates equal to the exchange rates in effect for such currencies during the corresponding period of the previous fiscal year, rather than the exchange rates actually in effect during the current fiscal year.

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

Non-GAAP net income (loss). We define non-GAAP net loss as GAAP net loss excluding the after-tax impact of stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP net income (loss) is net loss.

Non-GAAP net income (loss) per diluted share. We define non-GAAP net loss per diluted share as GAAP net loss per diluted share excluding the after-tax impact of non-cash, stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP net income (loss) per diluted share is net loss per diluted share.

Our management uses these non-GAAP financial measures to evaluate our operating performance and for internal planning and forecasting purposes. By excluding material non-cash expenses related to stock-based compensation and depreciation and amortization, we believe that these measures more clearly reflect the underlying trends in our business, are useful for comparing current results with prior period results, and are helpful to investors and financial analysts in assessing our operating performance. For example, our management considers Adjusted EBITDA to be an important indicator of our operational strength and the performance of our business and a good measure of our historical operating trends. However, each of these non-GAAP financial measures may have limitations as an analytical tool. In considering our Adjusted EBITDA, non-GAAP operating income (loss), non-GAAP net loss and non-GAAP net loss per diluted share, investors should take into account the following reconciliations of these non-GAAP financial measures to the comparable GAAP financial measures:

Adjusted EBITDA:	Year Ended January 31,
	2017	2016	2015
(in thousands)
Net loss	$(1,132)	$(4,807)	$(19,157)
Add back:
Depreciation and amortization	4,077	3,520	2,917
Interest expense, net	96	224	330
Other income, net	(13)	(7)	(7)
Foreign exchange (gain) loss	(166)	322	(344)
Provision for income taxes	1,611	1,542	16,731
EBITDA	4,473	794	470
Stock-based compensation expense	1,993	2,276	2,230
Adjusted EBITDA	$6,466	$3,070	$2,700

Non-GAAP operating income (loss):	Year Ended January 31,
	2017	2016	2015
(in thousands)
Operating income (loss)	$396	$(2,726)	$(2,447)
Add back:
Stock-based compensation expense	1,993	2,276	2,230
Amortization of acquired intangible assets	350	350	350
Non-GAAP operating income (loss)	$2,739	$(100)	$133

Non-GAAP net income (loss):	Year Ended January 31,
	2017	2016	2015
(in thousands)
Net loss	(1,132)	(4,807)	$(19,157)
Add back:
Stock-based compensation expense	1,993	2,276	2,230
Amortization of acquired intangible assets	350	350	350
Income tax effect (1)	(820)	(919)	(903)
Non-GAAP net income (loss)	$391	$(3,100)	$(17,480)

Non-GAAP net income (loss), per diluted share:	Year Ended January 31,
	2017	2016	2015
Net loss, per diluted share (2)	$(0.08)	$(0.33)	$(1.39)
Add back:
Stock-based compensation expense	0.13	0.16	0.16
Amortization of acquired intangible assets	0.02	0.02	0.03
Income tax effect (1)	(0.06)	(0.06)	(0.07)
Non-GAAP net income (loss), per diluted share (2)(3):	$0.03	$(0.21)	$(1.27)

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

(2)	Share amounts utilized on a fully diluted basis were approximately 14.8 million, 14.5 million and 13.7 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.
(3)	Due to rounding, totals may not equal the sum of line items in the table above.

Liquidity

Overview

Our primary sources of liquidity during fiscal year 2017 were cash and cash equivalents on hand, cash from operations and proceeds from stock option exercises. Our primary uses of cash during the fiscal year 2017 were capital expenditures and payments of capital lease obligations. As of January 31, 2017, we had $24.6 million in cash and cash equivalents.

Net Cash Flows provided by (used in) Operating Activities

Variations in the amount of our net cash provided by or used in operating activities are primarily the result of changes in the amount of our working capital accounts, mainly accounts receivable and deferred revenue, the timing of cash payments from our customers and of our cash expenditures, principally employee salaries, accounts payable and payments of value added taxes and consumption taxes on the receivables of our foreign subsidiaries.

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

For fiscal year 2017, net cash provided by operating activities totaled $2.9 million and was primarily the result of fluctuations in working capital, including a decrease in accounts receivable and a decrease in deferred revenue. Accounts receivable and deferred revenue typically fluctuate depending on the timing of when customer orders are received by the Company and invoiced to customers and the timing of cash payments from the customers. During fiscal year 2017, we received fewer cash payments at the end of the period, resulting in a decrease in cash provided by operating activities over the prior year period. In addition, our accounts payable and accrued expense balances decreased over the prior year, due to the timing of cash settlements, which also contributed to the decrease in cash provided by operating activities.

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

Net Cash Flows used in Investing Activities

Net cash used in investing activities for fiscal years 2017, 2016 and 2015 was $4.1 million, $2.1 million and $0.8 million, respectively, and relates primarily to purchases of furniture and fixtures, servers, workstations, and other computer software and equipment to support the growth in our business operations. For fiscal year 2017, capitalized equipment costs for our new data center accounted for the majority of the cash outflows. In fiscal year 2016, capitalized renovations to our Burlington, Massachusetts headquarters office accounted for the majority of the cash outflows, partially offset by a decrease in restricted cash as a result of the release of a portion of our required security deposit letter of credit in connection with the amendment of our corporate headquarters lease. In fiscal year 2015, cash outflows were primarily related to purchases of computer and software equipment.

Net Cash Flows used in Financing Activities

For fiscal year 2017, net cash used in financing activities was $1.9 million, which consisted primarily of payments on our capital lease obligations of $2.8 million and partially offset by $0.9 million in proceeds from stock option exercises.

For fiscal year 2016, net cash used in financing activities was $1.8 million, which consisted primarily of payments on our capital lease obligations of $3.0 million, which was partially offset by $1.2 million in proceeds from stock option and warrant exercises.

For fiscal year 2015, net cash used in financing activities was $2.0 million, which consisted primarily of payments on our capital lease obligations of $2.8 million, which was partially offset by $0.8 million in proceeds from stock option exercises.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 31, 2017 or 2016.

Contractual Commitments

Our contractual obligations as of January 31, 2017 are summarized below:

	Amounts Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Capital lease obligations (1)	$2,704	$1,781	$904	$19	$—
Operating lease and hosting obligations	22,218	5,949	9,338	4,123	2,808
Purchase obligations	1,200	600	600	—	—
Total	$26,122	$8,330	$10,842	$4,142	$2,808

(1)	Includes scheduled interest payments of less than $0.1 million in each of fiscal years 2018, 2019 and 2020.

The contractual obligations table above does not include $0.1 million of net unrecognized tax benefits at January 31, 2017, as we are unable to estimate the period of cash settlement with the respective tax authorities.

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

We believe the following critical accounting policies affect the most significant judgments, assumptions and estimates we use in preparing our consolidated financial statements:

Revenue Recognition

We generate revenues from the licensing of our software products, typically in the form of one-year term “subscription” or capacity-based licenses that have a defined term, and from project fees for consulting services and training. Licenses for our software products may be software to be run on the customer’s own computer hardware, or provided in the form of software-as-a-service via our hosted ExaCLOUD offering.

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

Software as a service (ExaCLOUD)

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

For projects which have multiple deliverables, each with stand-alone value, we recognize revenue based on ASC 605 and allocate the arrangement consideration based on the relative selling price of the deliverables. For our project deliverables, we use best estimated selling price (“BESP”) as our selling price if vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price (“TPE”) do not exist. If each deliverable does not have stand-alone value, the project is then deemed to be a single unit of accounting.

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

Revenue allocated to products sold which meet the definition of software components is recognized based on software accounting guidance provided for in ASC 985-605. Under this guidance, residual method is used to recognize revenue when a multiple element arrangement includes one or more software related elements to be delivered at a future date and VSOE of fair value of all undelivered elements exists (typically maintenance and other services), but does not exist for the delivered elements (typically the software). However, since we cannot establish VSOE for our undelivered elements, the entire software arrangement is deferred and recognized ratably over the contract (maintenance) period. This particularly includes our term-based licenses since the software license term and the maintenance term are co-terminus.

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

In determining the realizability of the net United States federal and state deferred tax assets, we consider numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies and the industry in which we operate. Our management reassesses the realization of the deferred tax assets each reporting period, which has resulted in a full valuation allowance against our United States deferred tax assets in fiscal years 2017, 2016 and 2015. To the extent that the financial results of our United States operations improve in the future and the deferred tax assets become realizable, we will reduce the valuation allowance through earnings.

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

We review the functional currencies of our subsidiaries on a quarterly basis in accordance with the “Foreign/Parent Currency” indicators outlined in Appendix A to ASC 830 to determine if any changes should be made.

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

Though we continue to evaluate the impact of our pending adoption of this standard, we plan to adopt the standard using the modified retrospective approach with the cumulative effect of initially adopting recognized at the date of adoption. The standard is expected to have a significant impact on the way we account and contract for our on-premise software license contracts. Accounting for revenue related to services and ExaCLOUD offerings is expected to remain substantially unchanged due to the over-time nature of such performance obligations. Due to the complexity of certain of our license contracts, the actual revenue recognition treatment required under the standard may be dependent on contract-specific terms at the time of sale and adoption of the new standard. We are also assessing the impact of capitalizing costs associated with ongoing customer contracts, specifically commission payments.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires the recognition of lease assets and liabilities for all leases, with certain exceptions, on the balance sheet. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for annual periods beginning after December 15, 2018, and for interim periods therein. We are currently evaluating the requirements of this ASU and have not yet determined its impact on our consolidated financial results.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718)—Improvements to Employee Share-Based Payment Accounting. This standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification on the statement of cash flows. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for interim periods therein. We have evaluated this standard and believe that when we adopt it in the first quarter of fiscal year 2018, it will not have a material impact on our consolidated financial results. As part of the adoption, we expect to cease applying a forfeiture rate estimate when calculating share-based compensation expense, which is not expected to result in a material adjustment to retained earnings in fiscal year 2018. Additionally, while we have $1,199 of previously unrecognized excess tax benefits attributable to stock option exercises, the adoption is not expected to result in any adjustment to retained earnings because of our full valuation allowance in the United States. Excess tax benefits for share-based payments will now be included in net operating cash rather than in net financing cash. These changes related to excess tax benefits will be applied prospectively in accordance with this standard, and prior periods will not be adjusted.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230)-Restricted Cash. This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Early adoption is permitted. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, and for interim periods therein. We are currently evaluating the requirements of this ASU, but we do not expect it to have a material impact on our consolidated financial results.

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

The Japanese yen was approximately 11.5% stronger, on average, for fiscal year 2017 when compared to the U.S. dollar for fiscal year 2016, and had the largest impact to the financial results of any of our foreign currencies. This fluctuation directly impacted revenue and operating expense, resulting in an increase of $1.4 million and $0.4 million, respectively, during fiscal year 2017.

The exchange rate impact of other currencies for fiscal year 2017 was a decrease to both revenue and operating expense of approximately $0.2 million and $0.3 million, respectively.

For fiscal year 2017, a 10% increase in the exchange rates for the United States dollar versus the Euro, Japanese yen, British pound, Chinese yuan and Korean won would have resulted in a $4.1 million increase in revenue.

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

SCHEDULE OF

EXA CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Exa Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Exa Corporation and its subsidiaries as of January 31, 2017 and January 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 22, 2017

EXA CORPORATION

Consolidated Balance Sheets

(in thousands, except share data)

	January 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$24,552	$27,649
Accounts receivable	24,259	32,072
Prepaid expenses and other current assets	2,898	3,707
Total current assets	51,709	63,428
Property and equipment, net	14,028	12,032
Intangible assets, net	1,694	2,044
Deferred tax assets	566	428
Restricted cash	352	352
Other assets	725	737
Total assets	$69,074	$79,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,616	$3,462
Accrued expenses	10,569	12,199
Current portion of deferred revenue	29,006	32,849
Current portion of capital lease obligations	1,737	2,823
Total current liabilities	45,928	51,333
Deferred revenue	238	4,484
Capital lease obligations	914	2,549
Deferred rent	2,391	2,490
Other long-term liabilities	429	678
Total liabilities	49,900	61,534
Commitments and contingencies (Note 9)
Stockholders’ equity :
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,926,429 and 14,663,621 shares issued, respectively; 14,893,927 and 14,631,119 shares outstanding, respectively	15	15
Additional paid-in capital	94,516	91,626
Accumulated deficit	(74,817)	(73,685)
Treasury stock (32,502 common shares, at cost)	0	0
Accumulated other comprehensive loss	(540)	(469)
Total stockholders’ equity	19,174	17,487
Total liabilities and stockholders’ equity	$69,074	$79,021

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended January 31,
	2017	2016	2015
Revenue:
License revenue	$60,837	$53,499	$49,742
Project revenue	11,743	11,948	11,689
Total revenue	72,580	65,447	61,431
Operating expenses:
Cost of revenues	19,427	20,117	18,933
Sales and marketing	13,856	10,150	10,668
Research and development	24,319	24,140	21,809
General and administrative	14,582	13,766	12,468
Total operating expenses	72,184	68,173	63,878
Income (loss) from operations	396	(2,726)	(2,447)
Other income (expense), net
Foreign exchange gain (loss)	166	(322)	344
Interest expense	(140)	(236)	(342)
Interest income	44	12	12
Other income, net	13	7	7
Total other income (expense), net	83	(539)	21
Income (loss) before taxes	479	(3,265)	(2,426)
Provision for income taxes	(1,611)	(1,542)	(16,731)
Net loss	$(1,132)	$(4,807)	$(19,157)
Net loss per share:
Basic	$(0.08)	$(0.33)	$(1.39)
Diluted	$(0.08)	$(0.33)	$(1.39)
Weighted average shares outstanding used in computing net loss per share:
Basic	14,779,117	14,520,834	13,735,897
Diluted	14,779,117	14,520,834	13,735,897

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended January 31,
	2017	2016	2015
Net loss	$(1,132)	$(4,807)	$(19,157)
Other comprehensive loss:
Foreign currency translation adjustments	(71)	(43)	(466)
Comprehensive loss	$(1,203)	$(4,850)	$(19,623)

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at January 31, 2014	13,388,712	$13	$85,201	$(49,721)	32,502	$0	$40	$35,533
Stock options exercised and restricted stock units vested	486,032	1	756	—	—	—	—	757
Share-based compensation expense	—	—	2,224	—	—	—	—	2,224
Net loss	—	—	—	(19,157)	—	—	—	(19,157)
Cumulative translation adjustments	—	—	—	—	—	—	(466)	(466)
Balance at January 31, 2015	13,874,744	$14	$88,181	$(68,878)	32,502	$0	$(426)	$18,891
Stock options exercised, warrants exercised, and restricted stock units vested	788,877	1	1,183	—	—	—	—	1,184
Share-based compensation expense	—	—	2,262	—	—	—	—	2,262
Net loss	—	—	—	(4,807)	—	—	—	(4,807)
Cumulative translation adjustments	—	—	—	—	—	—	(43)	(43)
Balance at January 31, 2016	14,663,621	$15	$91,626	$(73,685)	32,502	$0	$(469)	$17,487
Restricted stock units vested	27,367	0	—	—	943	(13)	—	(13)
Stock options exercised	235,441	0	877	—	(943)	13	—	890
Share-based compensation expense	—	—	2,013	—	—	—	—	2,013
Net loss	—	—	—	(1,132)	—	—	—	(1,132)
Cumulative translation adjustments	—	—	—	—	—	—	(71)	(71)
Balance at January 31, 2017	14,926,429	$15	$94,516	$(74,817)	32,502	$0	$(540)	$19,174

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended January 31,
	2017	2016	2015
Cash flows provided by operating activities:
Net loss	$(1,132)	$(4,807)	$(19,157)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,077	3,520	2,917
Stock-based compensation expense	1,993	2,276	2,230
Deferred rent expense	255	576	(316)
Deferred income taxes	(90)	(73)	15,131
Net change in operating assets and liabilities:
Accounts receivable	7,779	(4,563)	(188)
Prepaid expenses and other current assets	805	(887)	(609)
Other assets	12	(170)	35
Accounts payable	(349)	1,408	(55)
Accrued expenses	(2,059)	2,158	355
Other liabilities	(298)	(20)	20
Deferred revenue	(8,125)	10,538	(3,436)
Net cash provided by (used in) operating activities	2,868	9,956	(3,073)
Cash flows used in investing activities:
Purchases of property and equipment	(4,065)	(2,250)	(768)
Change in restricted cash	—	173	—
Net cash used in investing activities	(4,065)	(2,077)	(768)
Cash flows used in financing activities:
Proceeds from stock option and warrant exercises	890	1,184	757
Acquisition of common stock for tax withholding obligations	(13)	—	—
Payments of capital lease obligations	(2,783)	(2,966)	(2,764)
Net cash used in financing activities	(1,906)	(1,782)	(2,007)
Effect of exchange rate changes on cash	6	(233)	(1,120)
Net (decrease) increase in cash and cash equivalents	(3,097)	5,864	(6,968)
Cash and cash equivalents, beginning of period	27,649	21,785	28,753
Cash and cash equivalents, end of period	$24,552	$27,649	$21,785
Supplemental cash flow disclosures:
Cash paid for interest	$140	$236	$342
Cash paid for income taxes	$1,691	$1,483	$1,468
Supplemental disclosure of non-cash investing activities:
Acquisition of equipment through capital leases	$62	$4,351	$1,700
Construction costs funded by landlord tenant improvement allowance	$—	$1,051	$—
Increase (decrease) in unpaid purchases of property and equipment	$1,586	$621	$(122)

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Notes to Consolidated Financial Statements

(dollars in thousands except per share amounts)

1. Description of Business

Exa Corporation (the “Company” or “Exa”), a Delaware corporation, develops, sells and supports simulation software and services used primarily by vehicle manufacturers to enhance the performance of their products, reduce product development costs and improve the efficiency of their design and engineering processes. The Company’s solutions enable engineers and designers to augment or replace conventional methods of evaluating designs that rely on expensive and inefficient physical prototypes and test facilities with accurate digital simulations that are more useful, cost effective and timely. The Company’s simulation solutions enable customers to gain crucial insights about design performance early in the design cycle, reducing the likelihood of expensive redesigns and late-stage engineering changes, which result in cost savings and fundamental improvements in the development process. The Company is primarily focused on the ground transportation market, but is also expanding into the aerospace and oil and gas production markets and exploring the application of its capabilities in the chemical processing, architecture, engineering and construction, power generation, biomedical and electronics industries.

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

Revenue Recognition

The Company generates revenues from the licensing of its software products, typically in the form of one-year term “subscription” or capacity-based licenses that have a defined term, and from project fees for consulting services and training. Licenses for the Company’s software products may be software to be run on the customer’s own computer hardware, or provided in the form of software-as-a-service via the Company’s hosted ExaCLOUD.

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

The Company typically sells term and capacity-based software licenses combined in a bundled sale. For instance, when customers purchase simulation capacity, they typically also purchase a number of term-based licenses for preparation and analysis software. All of the Company’s software licenses include multiple elements such as maintenance and support. Pursuant to the guidance within ASC 985-605, the Company determined that since it does not have vendor-specific objective evidence of the fair value of the individual elements contained in a bundled sale of term and capacity-based software licenses, the arrangement is treated as a single unit of accounting and revenue is recognized ratably on a daily basis over the term of the license agreement, which coincides with the duration of the longest delivered element, maintenance and support services. The Company’s arrangements typically do not include rights to carryover any unused capacity beyond the contractual license term or any customer right of return.

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

The Company commences recognition of term license revenue when persuasive evidence of an arrangement exists; delivery of the software or license keys has occurred and all service elements, if bundled or linked, have commenced; contract price is fixed or determinable; and collection of the resulting receivable is considered probable by management. Payments received from customers in advance of revenue recognition are treated as deferred revenue.

If training or consulting service projects are bundled with a software license sale or, as a result of specific facts and circumstances, are determined to be linked with a software license sale, the Company treats this as one arrangement and recognizes revenue ratably on a daily basis over the license period provided that delivery of all elements of the arrangement have commenced.

Software as a service (ExaCLOUD)

The Company recognizes revenue from software-as-a-service arrangements in accordance with ASC 605. ExaCLOUD capacity-based licenses allow the customer to buy simulation capacity as a service hosted by the Company and are sold based upon simulation capacity expected to be used within a certain time period—typically not exceeding one year. The contracts have finite terms that are not extendible at their expiration, and capacity usage is limited by contract to the amount specified. The Company’s practice is not to modify existing capacity-based licenses to allow simulation capacity to be added to an existing arrangement. A customer desiring to purchase additional simulation capacity or to license additional users of the Company’s preparation and analysis software during the term of the original simulation license must do so by entering into a separate arrangement. In the event that any capacity remains unused at the end of the term of the arrangement, it is recognized as revenue at that time. With the ExaCLOUD solution, customers have access to hosted simulation capacity as well as hosted preparation and analysis software through a web browser. The ExaCLOUD solution includes a “pay-as-you-use” model and an option to purchase a block of simulation capacity upfront to be used over a defined period – typically not exceeding one year. Revenue from these arrangements is recognized as the cloud hosting service is provided.

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

For projects which have multiple deliverables, each with stand-alone value, the Company recognizes revenue based on ASC 605 and allocates the arrangement consideration based on the relative selling price of the deliverables. For project deliverables, the Company uses its best estimated selling price (“BESP”) as its selling price if vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price (“TPE”) do not exist. If each deliverable does not have stand-alone value, the project is then deemed to be a single unit of accounting.

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

Revenue allocated to products sold which meet the definition of software components is recognized based on software accounting guidance provided for in ASC 985-605. Under this guidance, the residual method is used to recognize revenue when a multiple element arrangement includes one or more software related elements to be delivered at a future date and VSOE of fair value of all undelivered elements exists (typically maintenance and other services), but does not exist for the delivered elements (typically the software). However, since the Company cannot establish VSOE for its undelivered elements, the entire software arrangement is deferred and recognized ratably over the contract (maintenance) period. This particularly includes the Company’s term-based licenses since the software license term and the maintenance term are co-terminus.

Foreign Currency Translation

The Company has foreign subsidiaries in the United Kingdom, France, Germany, Italy, Japan, Korea and China. Foreign subsidiary records are maintained in the local currency. Foreign currency effects are accounted for in accordance with ASC 830 – Foreign Currency Matters. Other than for the Company’s subsidiary in the United Kingdom, the functional currency for all subsidiaries is the respective local currency. The resulting gains and losses from translation are included as a component of other comprehensive income. Transaction gains and losses and re-measurement of assets and liabilities denominated in currencies other than an entity’s functional currency are included in other income (expense), net. For the Company’s subsidiary in the United Kingdom, which is unable to generate sufficient cash flows in its local currency to sustain operational viability, all assets and liabilities are re-measured into United States dollars, with any resulting unrealized gains or losses being recorded as a component of other income (expense), net.

The Company reviews the functional currencies of its subsidiaries on a quarterly basis in accordance with the “Foreign/Parent Currency” indicators outlined in Appendix A to ASC 830 to determine if any changes should be made.

Foreign currency gain (loss) included in other income (expense), net for the years ended January 31, 2017, 2016 and 2015 was $166, $(322) and $344, respectively.

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

The following table provides information concerning customers that individually in the respective fiscal year accounted for greater than 10% of total revenues or 10% of accounts receivable, and their respective percentages of total revenues and accounts receivable, as of and for the years ended January 31, 2017, 2016 and 2015:

	Year Ended January 31,
	2017		2016		2015
	Percentage of total revenues	Percentage of accounts receivable at fiscal year end	Percentage of total revenues	Percentage of accounts receivable at fiscal year end	Percentage of total revenues
Customer A	*	*	*	14%	10%
Customer B	*	16%	*	14%	*
Customer C	*	*	*	29%	*
Customer D	*	10%	*	10%	*
Customer E	10%	24%	12%	*	*

*	less than 10%

Concentration of Other Risks

The Company has two main data center providers, and several support providers (which handle overflow), to host or provide access to hardware for the Company’s ExaCLOUD application services to customers. The disruption of these services could have a material adverse effect on the Company’s business, financial position, and results of operations.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less, that are not restricted as to withdrawal, to be the equivalent of cash for the purpose of consolidated balance sheet and statement of cash flows presentation. Cash equivalents consisted of money market accounts as of January 31, 2017 and 2016. The Company maintained $352 of restricted cash related to an operating lease at January 31, 2017 and 2016.

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided to the extent that specific accounts receivable are considered to be uncollectible, based on historical experience, known collection issues, and management’s evaluation of outstanding accounts receivable at the end of the reporting period. Uncollectible amounts, if any, are written-off against the allowance after all collection efforts have been exhausted. The Company recorded no bad debt expense during fiscal years ended January 31, 2017, 2016 and 2015. Based on management’s analysis of its outstanding accounts receivable, and customers’ creditworthiness and collection history, the Company concluded that an allowance was not necessary as of January 31, 2017 and 2016.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such indicators include, but are not limited to, cost factors that could have a negative effect on future expected earnings and cash flows, declining financial performance, and legal, regulatory and other relevant entity-specific factors. Recoverability of these assets is measured by comparison of their carrying amounts to the future undiscounted cash flows the assets are expected to generate. If any long-lived assets are considered to be impaired, the impairment recognized equals the amount by which the carrying value of the assets exceeds its estimated fair value. The Company did not identify any indicators of impairment of its long-lived assets during the fiscal years ended January 31, 2017, 2016 and 2015.

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

Advertising Costs

Advertising costs are expensed as incurred. To date, the Company has not incurred material advertising costs.

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

In determining the realizability of the net United States federal and state deferred tax assets, the Company considers numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies and the industry in which it operates. Management reassesses the realization of the deferred tax assets each reporting period, which resulted in a valuation allowance against the full amount of the Company’s United States net deferred tax assets being recorded in fiscal year 2015 and continuing to be recorded as of January 31, 2017 and 2016. To the extent that the financial results of the United States operations improve in the future and the deferred tax assets become more likely than not realizable, the Company will reduce the valuation allowance through earnings.

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

Comprehensive Loss and Accumulated Other Comprehensive Loss

ASC 220, Comprehensive Income, requires the reporting and display of comprehensive income and its components. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources. Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments at January 31, 2017 and 2016.

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

The Company recognizes windfall tax benefits associated with the exercise of stock options or release of restricted stock units directly to stockholders’ equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the Company had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, the Company follows the “with-and-without” method. Under the with-and-without method, the windfall is considered realized and recognized for financial statement purposes only when an incremental benefit is provided after considering all other tax benefits including the Company’s net operating losses. The with-and-without method results in the windfall from share-based compensation awards always being effectively the last tax benefit to be considered. Consequently, the windfall attributable to share-based compensation will not be considered realized in instances where our net operating loss carryover (that is unrelated to windfalls) is sufficient to offset the current year’s taxable income before considering the effects of current-year windfalls.

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

Though the Company continues to evaluate the impact of its pending adoption of this standard, the Company plans to adopt the standard using the modified retrospective approach with the cumulative effect of initially adopting recognized at the date of adoption. The standard is expected to have a significant impact on the way the Company accounts and contracts for its on-premise software license contracts. Accounting for revenue related to services and ExaCLOUD  offerings is expected to remain substantially unchanged due to the over-time nature of such performance obligations. Due to the complexity of certain of the Company’s license contracts, the actual revenue recognition treatment required under the standard may be dependent on contract-specific terms at the time of sale and adoption of the new standard. The Company is also assessing the impact of capitalizing costs associated with ongoing customer contracts, specifically commission payments.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires the recognition of lease assets and liabilities for all leases, with certain exceptions, on the balance sheet. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for annual periods beginning after December 15, 2018, and for interim periods therein. The Company is currently evaluating the requirements of this ASU and has not yet determined the impact on its consolidated financial results.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718)—Improvements to Employee Share-Based Payment Accounting. This standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification on the statement of cash flows. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for interim periods therein. The Company has evaluated this standard and believes that when it adopts the standard in the first quarter of fiscal year 2018, it will not have a material impact on the Company’s consolidated financial results. As part of the adoption, the Company expects to cease applying a forfeiture rate estimate when calculating share-based compensation expense, which is not expected to result in a material adjustment to retained earnings in fiscal year 2018. Additionally, while the Company has $1,199 of previously unrecognized excess tax benefits attributable to stock option exercises, the adoption is not expected to result in any adjustment to retained earnings because of the Company’s full valuation allowance in the United States. Excess tax benefits for share-based payments will now be included in net operating cash rather than in net financing cash. These changes related to excess tax benefits will be applied prospectively in accordance with this standard and prior periods will not be adjusted.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230)-Restricted Cash. This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Early adoption is permitted. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, and for interim periods therein. The Company is currently evaluating the requirements of this ASU, but does not expect it to have a material impact on the Company’s consolidated financial results.

3. Property and Equipment, net

Property and equipment, net consist of the following:

	January 31, 2017	January 31, 2016
Computer software and equipment	$23,321	$17,964
Office equipment and furniture	1,549	1,349
Leasehold improvements	1,629	1,562
Construction-in-process	95	169
Total property and equipment	26,594	21,044
Less accumulated depreciation	(12,566)	(9,012)
Property and equipment, net	$14,028	$12,032

Depreciation expense was $3,726, $3,170 and $2,567 for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. Included in computer software and equipment and office equipment and furniture is equipment held pursuant to capital leases with costs of $14,820 and $14,809 and accumulated depreciation of $9,266 and $6,808 as of January 31, 2017 and 2016, respectively.

4. Acquired Intangible Assets

Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives. The following table reflects the carrying value of intangible assets and related estimates of useful lives as of January 31, 2017:

	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value
Intellectual property	10	$3,505	$(1,811)	$1,694
Access to facilities contract	1	38	(38)	—
Total		$3,543	$(1,849)	$1,694

The following table reflects the carrying value of intangible assets and related estimates of useful lives as of January 31, 2016:

	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value
Intellectual property	10	$3,505	$(1,461)	$2,044
Access to facilities contract	1	38	(38)	—
Total		$3,543	$(1,499)	$2,044

Amortization expense of intangible assets was $350 for each of the fiscal years ended January 31, 2017, 2016 and 2015.

The following table presents the expected future amortization expense related to the Company’s acquired intangible assets for the next five fiscal years and thereafter as of January 31, 2017:

2018	$351
2019	350
2020	351
2021	350
2022	292
$1,694

5. Fair Value Measurements

The provisions of fair value accounting establish a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of January 31, 2017:

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$10,058	$10,058	$—	$—

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of January 31, 2016:

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$11,019	$11,019	$—	$—

6. Accrued Expenses

Accrued expenses consist of the following:

	January 31, 2017	January 31, 2016
Accrued payroll	$2,207	$1,828
Sales and value added taxes	2,615	4,075
Accrued commissions and bonuses	2,871	3,900
Accrued income taxes payable	763	541
Deferred rent, current portion	540	186
Legal and professional	673	805
Other	900	864
Total accrued expenses	$10,569	$12,199

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

Deferred rent consists of the following:

	January 31, 2017	January 31, 2016
Leasehold improvement incentive	$1,582	$1,839
Non-cash rent expense	1,349	837
Total deferred rent	2,931	2,676
Less current portion included in accrued expenses	(540)	(186)
Deferred rent, net of current portion	$2,391	$2,490

As discussed in Note 9, the Company entered into an amendment to its corporate headquarter lease in Burlington, Massachusetts effective July 1, 2015. The amendment provided for a tenant improvement allowance of up to $1,681 to cover renovations made to the Company’s leased space over the remainder of fiscal year 2016. As of January 31, 2016, the Company recorded the full amount of the tenant improvement allowance as an increase to deferred rent. Of the renovations costs covered by the allowance, the Company paid for approximately $631, and accordingly, recorded a receivable from the landlord for this amount which is included in other current assets in the accompanying consolidated balance sheet. The $1,050 balance of these costs was funded by the landlord and is recorded as leasehold improvements within property and equipment, net in the accompanying consolidated balance sheet.

8. Warrants for Preferred Stock

In connection with its entry in January 2011 into a Loan and Security Agreement with Gold Hill Capital 2008, L.P. and Massachusetts Capital Resource Company, and its subsequent amendments and extensions, the Company issued various warrants to purchase an aggregate 1,190,000 shares of the Company’s Series G Convertible Preferred Stock at an exercise price of $0.94 per share, or 183,076 shares of common stock at an exercise price of $6.11 per share, giving effect to the conversion to common stock of all shares of Series G Convertible Preferred Stock in connection with the Company’s initial public offering and the 1-for-6.5 reverse stock split effected with respect to the Company’s common stock on June 8, 2012. No warrants remained outstanding as of January 31, 2017 or 2016.

9. Commitments and Contingencies

Capital Leases

The Company leases certain equipment under capital leases expiring on various dates through fiscal 2022. Future minimum lease payments under capital lease commitments as of January 31, 2017 are as follows:

Year ended January 31,
2018	1,781
2019	890
2020	14
2021	13
2022	6
Total future minimum lease payments	2,704
Less: Interest	53
Present value of future minimum lease payments	2,651
Current portion of capital lease obligation	1,737
Long-term capital lease obligation	$914

Operating Leases

Effective July 1, 2015, the Company entered into an amendment to the lease for its corporate headquarters space in Burlington, Massachusetts. The amendment extends the lease term, originally set to expire in March 2016, through March 2023 and reduces the leased space from 65,941 square feet to 44,241 square feet. The 21,700 square foot reduction primarily relates to first floor space that had been subleased by the Company to a subtenant, and under the terms of the amendment, the landlord assumed the sublease effective July 1, 2015. The amendment also provided for a tenant improvement allowance of up to $1,681 to cover renovations that were being made to the retained second floor space over the remainder of fiscal year 2016.

In conjunction with the relinquishment of the first floor space, the amendment reduced the Company’s required security deposit letter of credit from $525 to $352.

In conjunction with the purchase of additional computer processor equipment for its main high performance computing data center, effective as of September 1, 2015, the Company’s hosting and support arrangement for that facility was expanded to account for the new equipment.

During the second quarter of fiscal year 2017, the Company entered into a hosting and support arrangement for a second high performance computing data center.

The Company leases office facilities for all its other locations under operating leases expiring on various dates through April 2024. The Company also leases certain office equipment under operating leases that expire on various dates through February 2018. As of January 31, 2017, after taking into consideration the above amendments, total future minimum lease payments under non-cancelable lease and hosting arrangements are as follows:

Year ended January 31,
2018	$5,949
2019	5,449
2020	3,889
2021	2,055
2022	2,068
Thereafter	2,808
$22,218

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under all operating leases totaled $2,732, $2,740 and $2,699 for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. Sub-rental income was $0, $159 and $382 for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

Purchase Obligations

The Company has minimum annual purchase commitments for certain sublicenses. As of January 31, 2017, the obligations payable relating to these commitments is $600 for each of the fiscal years 2018 and 2019.

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

Based on historical experience and information known as of January 31, 2017 and 2016, the Company has not recorded any liabilities for the above guarantees and indemnities.

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

The Company’s common and preferred stock incentive plans are summarized as follows (the table reflects options for preferred stock on an as converted to common stock basis):

Plan	Authorized and Reserved	Outstanding January 31, 2017	Available to Issue
1999 Series G Convertible Preferred Nonqualified Stock Option Plan (1)	384,615	—	—
2005 Series G Convertible Preferred Stock Incentive Plan (1)	1,846,153	4,614	—
2007 Stock Incentive Plan (1)	1,076,923	614,856	—
2011 Employee Stock Purchase Plan (2)	461,538	—	461,538
2011 Stock Incentive Plan	1,769,230	1,575,073(3)(4)	99,101
	5,538,459	2,194,543	560,639

(1)	Effective upon the consummation of its initial public offering on July 3, 2012, the Company ceased issuing awards under any plan other than its 2011 Stock Incentive Plan.
(2)	The 2011 Employee Stock Purchase Plan was approved by the Company’s shareholders on August 3, 2011. As of January 31, 2017, no shares have been issued out of this plan.

(3)	Outstanding share amount does not include 43,887 options exercised and 51,169 restricted stock units vested, net of 943 shares withheld to cover withholding tax obligations.
(4)	Outstanding awards include 36,582 restricted stock units granted during the year to certain members of the board of directors, which will fully vest in June 2017.

In August 2016, the Company granted to one of its officers an option to purchase 75,000 shares of common stock as an inducement award pursuant to Rule 5635(c)(4) of the Nasdaq Global Select Market. This option award was issued outside of the plans described above.

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

The fair value of common stock service-based options for employees and directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	Year Ended January 31,
	2017	2016	2015
Expected life (years)	6.25	6.25	6.25
Risk-free interest rate	1.58%	1.96%	2.15%
Expected volatility	34.9%	36.8%	47.3%
Expected dividend yield	0.0%	0.0%	0.0%

A summary of the changes in common stock options issued is as follows (the table reflects options for preferred stock on an as converted to common stock basis):

	Year Ended January 31, 2017
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding—beginning of period	2,112,104	$9.79
Granted	205,100	13.99
Exercised	(236,384)	3.77
Cancelled	(212,359)	9.90
Outstanding—end of period	1,868,461	$11.00	6.3	$8,406
Exercisable—end of period	1,346,720	$10.58	5.6	$6,622
Vested or Expected to Vest—end of period	1,821,548	$11.00	6.2	$8,190

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s stock on January 31, 2017 and the exercise price of the underlying options.

The following table summarizes information relating to stock options granted and exercised:

	Year Ended January 31,
	2017	2016	2015
Weighted average fair value of options granted	$13.99	$10.68	$10.67
Aggregate intrinsic value of options exercised (1)	$2,287	$6,812	$5,503

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s stock at exercise and the exercise price of the underlying options.

In June 2016, 24,867 restricted stock units, granted to certain members of the board of directors, vested with a fair market value of $283. The Company also granted 36,582 restricted stock units to certain members of the board of directors, which will fully vest in June 2017.

A summary of the changes in restricted stock units issued under all of the existing stock plans is as follows:

	Year Ended January 31, 2017
	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding—beginning of period	24,867	$11.39
Awarded	403,582 (2)	12.96
Vested	(27,367)	11.68
Forfeited	—	—
Outstanding—end of period	401,082	$12.95	0.7	$6,217
Vested or Expected to Vest—end of period	401,082	$12.95	0.7	$6,217
(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s stock on January 31, 2017 and the grant price of the underlying awards.
(2)	Includes 337,000 performance-based restricted stock units granted in the first quarter of fiscal year 2017

The following table summarizes information relating to restricted stock units granted and vested:

	Year Ended January 31,
	2017	2016	2015
Weighted average fair value of awards granted	$12.96	$11.39	$9.22
Aggregate intrinsic value of awards vested (1)	$21	$46	$—

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s stock on the date of vest and the grant price of the underlying awards.

Stock-Based Compensation Expense

For standard service-based stock options, the Company records stock-based compensation expense over the estimated service/vesting period. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.

Performance-based stock options are recognized as expense over the requisite service period when it becomes probable that performance measures triggering vesting will be met. During fiscal year 2015, the Company granted performance-based options with vesting criteria tied to performance metrics in fiscal years 2015, 2016 and 2017. Required metrics for certain grants eligible to vest were achieved in fiscal years 2015 and 2016, but none were achieved in 2017. Accordingly, the Company has recorded $289, $410 and $50, respectively, in share-based compensation expense associated with these options in fiscal years 2015, 2016 and 2017.

During the first quarter of fiscal year 2017, the Company granted performance-based restricted stock units (“PSUs”) with vesting criteria tied to performance metrics in fiscal year 2017. PSUs are recognized as expense when it becomes probable that performance measures triggering vesting will be achieved. As of January 31, 2017, the Company has concluded that it is not probable that any of the required metrics for vesting of the PSUs will be achieved. As a result, the Company has not recognized any share-based compensation expense associated with these awards.

Total stock-based compensation expense was recorded within the consolidated statement of operations for the fiscal years ended January 31, 2017, 2016 and 2015 as follows:

	Year Ended January 31,
	2017	2016	2015
Cost of revenues	$162	$234	$209
Sales and marketing	269	405	413
Research and development	792	886	865
General and administrative	770	751	743
Total	$1,993	$2,276	$2,230

The total unrecognized compensation cost related to outstanding stock options is $7,132 at January 31, 2017. This amount is expected to be recognized over a weighted-average period of 1.44 years.

11. Income Taxes

The components of income (loss) before income taxes are as follows:

	Year Ended January 31,
	2017	2016	2015
United States	$(1,274)	$(4,201)	$(3,682)
Foreign	1,753	936	1,256
Income (loss) before taxes	$479	$(3,265)	$(2,426)

The Company’s effective tax rate varies from the U.S. federal statutory rate as follows:

	Year Ended January 31,
	2017	2016	2015
United States federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	(0.6)	0.8	0.5
Meals and entertainment	10.8	(1.1)	(1.9)
Stock-based compensation	69.0	(12.3)	(20.4)
Executive compensation	31.3	(3.2)	(3.4)
United States federal and state credits	(163.5)	26.2	33.3
Change in valuation allowance	406.5	(89.5)	(689.8)
Change in uncertain tax positions	(46.3)	(2.1)	—
Foreign taxes and rate differential	(6.8)	1.0	(0.8)
Write-off of tax attributes	—	—	(40.7)
Other	1.9	(1.0)	(0.4)
Total	336.3%	(47.2)%	(689.6)%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$10,347	$9,832
Business credit carryforwards	9,593	7,685
Accrued expenses	1,155	1,129
Amortization	221	179
Stock-based compensation	1,048	824
Deferred revenue	—	253
Deferred rent	1,041	946
Unrealized foreign exchange losses	11	151
Gross deferred tax assets	23,416	20,999
Valuation allowance	(21,929)	(19,962)
Total deferred tax assets	1,487	1,037
Deferred tax liabilities:
Depreciation	(873)	(785)
Deferred revenue	(272)	—
Total deferred tax liabilities	(1,145)	(785)
Net deferred tax assets	$342	$252

The components of the provision for income taxes are as follows:

	Year Ended January 31,
	2017	2016	2015
Current:
Federal	$(1,118)	$(1,088)	$(989)
State	3	4	(6)
Foreign	(592)	(543)	(593)
Total current	(1,707)	(1,627)	(1,588)
Deferred:
Federal	1,524	2,437	2,365
State	443	484	(836)
Foreign	96	85	64
Change in valuation allowance	(1,967)	(2,921)	(16,736)
Total deferred	96	85	(15,143)
Total provision for income taxes	$(1,611)	$(1,542)	$(16,731)

The income tax provision for fiscal years 2017 and 2016 primarily consists of the tax effects of foreign operating results and foreign withholding taxes. The income tax provision for fiscal year 2015 includes a $14,423 non-cash charge to record a valuation allowance against our United States net deferred tax assets and a $788 non-cash write-off of state deferred taxes.

During fiscal year 2015, the Company determined that the United States federal and state net deferred tax assets were no longer more-likely-than-not realizable. As a result, the Company recorded a deferred tax provision of $14,423 to establish a valuation allowance on the full amount of the United States federal and state net deferred tax assets. In determining the realizability of these assets, the Company considered numerous factors including historical profitability, estimated future taxable income, prudent and feasible tax planning strategies and the industry in which it operates. Through the three months ended April 30, 2014, the Company’s results reflected a three-year cumulative loss position in the United States; prior thereto, the historical results reflected a three-year cumulative profit. Reflecting management’s plans to continue investing in the business for future growth, the Company continued in a three-year cumulative loss position through the remainder of fiscal year 2015 and throughout fiscal years 2016 and 2017. The Company’s cumulative historical loss position at April 30, 2014 and projected cumulative loss position resulted in significant negative evidence which caused management to modify its assessment of the Company’s deferred tax assets, concluding that it no longer was more likely than not that these deferred tax assets would be realized and thus, a valuation allowance was necessary against the full amount of our United States net deferred tax assets; this conclusion has continued through January 31, 2017.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset its United States federal taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. During the first quarter of fiscal year 2015, management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. The annual limit was approximately $14,032 for fiscal year 2015, $16,758 for each of fiscal years 2016 through 2019, $8,046 for fiscal year 2020 and $6,366 for each fiscal year thereafter. The ownership change also resulted in the loss of the Company’s ability to utilize $788 of its $819 of state net operating loss carryforwards, credits and other state attributes, which resulted in a write-off of the $788 of state deferred tax assets. Management performed an evaluation of ownership change in fiscal years 2016 and 2017 and determined the ownership change in each of those years to be less than 50%.

As of January 31, 2017, the Company had United States federal net operating loss carryforwards of $30,265, which will begin to expire in fiscal year 2018, and state net operating loss carryforwards of $1,308, which will begin to expire in fiscal year 2025. The Company has an additional $1,199 of federal and state net operating losses not reflected above (net of tax), that are attributable to stock option exercises, which will be recorded as an increase in additional paid-in capital on the Company’s consolidated balance sheet once they are “realized” in accordance with ASC 718, Compensation—Stock Compensation. As of January 31, 2017, the Company had federal tax credit carryforwards of approximately $8,796, which will begin to expire in fiscal year 2018, and state tax research and development credit carryforwards of approximately $797, which will begin to expire in fiscal year 2030.

Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any changes in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision. The Company has gross unrecognized tax benefits of $2,557 and $2,836 at January 31, 2017 and 2016, respectively, of which $2,160 and $2,163, if recognized respectively, would result in a reduction to the Company’s effective tax rate.

A tabular roll forward of the Company’s uncertainties in its income tax provision liability is presented below:

	Year Ended January 31
	2017	2016	2015
Gross balance at February 1	$2,836	$2,442	$2,167
Additions based on tax positions related to the current year	23	485	648
Reductions for tax positions of prior years	(302)	(91)	(373)
Gross balance at January 31	$2,557	$2,836	$2,442

The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. These amounts are not reflected in the reconciliation above. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet as of January 31, 2017 and 2016 was $3 and $97, respectively.

The Company does not expect that its unrecognized tax benefit will change significantly within the next twelve months. The Company and one or more of its subsidiaries file United States federal income tax returns and tax returns in various state and foreign jurisdictions. With limited exceptions, the Company is no longer subject to federal, state or local examinations for years prior to January 31, 2012. However, carryforward attributes that were generated prior to January 31, 2013 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

The Company’s intention is to indefinitely reinvest the total amount of its unremitted earnings in the local international jurisdiction, except for instances in which the Company can remit such earnings to the United States without an associated net tax cost. Events that could trigger a tax might include United States acquisitions or other investments funded by cash distributions or loans from a foreign subsidiary. Because of the complexity of United States and foreign tax rules applicable to the distribution of earnings from foreign subsidiaries to United States legal entities, the determination of the unrecognized deferred tax liability on these earnings is not practicable. The Company has not provided for United States taxes on the unremitted earnings of its international subsidiaries of $6,616.

12. Net Loss per Share

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

The following table sets forth the components of the computation of basic and diluted net loss per common share for the periods indicated:

	Year Ended January 31,
	2017	2016	2015
Numerator:
Net loss	$(1,132)	$(4,807)	$(19,157)
Denominator:
Weighted average common shares outstanding, basic and diluted	14,779,117	14,520,834	13,735,897
Basic and diluted net loss per share	$(0.08)	$(0.33)	$(1.39)

All of the Company’s outstanding stock options and unvested restricted stock unit awards were excluded from the computation of diluted net loss per share for the years ended January 31, 2017, 2016 and 2015 because including them would have had an anti-dilutive effect due to the net loss position of the Company. At January 31, 2017, 2016 and 2015, the Company had outstanding options, unvested restricted stock unit awards and warrants of 1,932,543, 2,136,970 and 2,851,394, respectively.

13. Geographic and Segment Information

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

Revenues by geographic location in total and as a percentage of total revenues are as follows:

	Year Ended January 31,
	2017		2016		2015
	Revenue	Percentage of Revenue	Revenue (1)	Percentage of Revenue	Revenue (1)	Percentage of Revenue
United States	$18,752	25.8%	$18,786	28.7%	$15,054	24.5%
Germany	10,719	14.8	9,376	14.3	11,494	18.7
Japan	14,673	20.2	10,306	15.7	9,598	15.6
France	7,958	11.0	7,445	11.4	9,020	14.7
Korea	5,747	7.9	5,557	8.5	5,388	8.8
United Kingdom	6,984	9.6	7,401	11.3	5,058	8.2
China	3,537	4.9	2,578	3.9	1,926	3.1
Sweden	1,810	2.5	1,928	2.9	2,165	3.5
Italy	1,595	2.2	1,349	2.1	904	1.5
Other	805	1.1	721	1.2	824	1.4
	$72,580	100.0%	$65,447	100.0%	$61,431	100.0%
(1)	Certain prior year amounts have been reclassified to conform to fiscal 2017 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

Net long-lived assets, consisting of property and equipment, net, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic area were as follows:

	January 31,	January 31,
	2017	2016
United States	$13,412	$11,346
France	222	388
Germany	145	110
Japan	128	116
Other	121	72
	$14,028	$12,032

14. Employee Benefit Plans

401(k) Plan

The Company has an employee benefit plan for its United States-based employees under Section 401(k) of the Internal Revenue Code. The Plan allows all eligible employees to make contributions up to a specified percentage of their compensation. Under the Plan, the Company may, but is not obligated to, match a portion of the employee contribution up to a defined maximum. For the years ended January 31, 2017, 2016 and 2015, the Company made total contributions of $654, $589 and $590, respectively.

Foreign Defined Contribution Plans

The Company, through its wholly owned subsidiaries, contributes to local defined contribution plans that provide retirement benefits for the Company’s foreign-based employees. For the years ended January 31, 2017, 2016 and 2015, the Company, through its subsidiaries, made contributions of $1,185, $1,072 and $1,123, respectively, to these plans.

15. Quarterly Results of Operations (Unaudited)

The following table sets forth the Company’s unaudited operating results for each of the eight quarters in the two-year period ended January 31, 2017. The information is derived from the Company’s unaudited financial statements. In the opinion of management, the Company’s unaudited financial statements include all adjustments (consisting only of normal recurring adjustments)

necessary for a fair presentation thereof. The financial information presented for the interim periods has been prepared in a manner consistent with the Company’s accounting policies described in Note 2 and should be read in conjunction therewith. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full-year period or any future period.

	Fiscal Year 2017 Quarter Ended				Fiscal Year 2016 Quarter Ended
	April 30, 2016	July 31, 2016	October 31, 2016	January 31, 2017	April 30, 2015	July 31, 2015	October 31, 2015	January 31, 2016
License revenue	$14,059	$14,810	$15,967	$16,001	$12,242	$12,977	$13,966	$14,314
Project revenue	2,726	2,302	3,191	3,524	2,526	2,478	2,998	3,946
Total revenues	16,785	17,112	19,158	19,525	14,768	15,455	16,964	18,260
Operating expenses:
Cost of revenues	4,804	4,632	4,904	5,087	4,643	4,755	5,118	5,601
Sales and marketing	3,331	3,392	3,357	3,776	2,488	2,440	2,336	2,886
Research and development	6,211	6,023	6,234	5,851	6,170	5,952	6,143	5,875
General and administrative	3,449	3,457	3,952	3,724	3,267	3,126	3,456	3,917
Total operating expenses	17,795	17,504	18,447	18,438	16,568	16,273	17,053	18,279
(Loss) income from operations	(1,010)	(392)	711	1,087	(1,800)	(818)	(89)	(19)
Other (expense) income, net:
Foreign exchange gain (loss)	215	(22)	(99)	72	(52)	(171)	51	(150)
Interest expense, net	(37)	(28)	(18)	(13)	(62)	(52)	(57)	(53)
Other income, net	9	3	(3)	4	—	—	6	1
Total other income (expense), net	187	(47)	(120)	63	(114)	(223)	—	(202)
(Loss) income before income taxes	(823)	(439)	591	1,150	(1,914)	(1,041)	(89)	(221)
(Provision) benefit for income taxes	(120)	(239)	(436)	(816)	26	(154)	(344)	(1,070)
Net (loss) income	$(943)	$(678)	$155	$334	$(1,888)	$(1,195)	$(433)	$(1,291)
Basic (loss) income per share	$(0.06)	$(0.05)	$0.01	$0.02	$(0.13)	$(0.08)	$(0.03)	$(0.09)
Diluted (loss) income per share	$(0.06)	$(0.05)	$0.01	$0.02	$(0.13)	$(0.08)	$(0.03)	$(0.09)

Schedule II

Valuation and Qualifying Accounts

For the years ended January 31, 2017, 2016 and 2015

	Balance at Beginning of Period	Amounts Charged to Expense	Deductions From Allowance (1)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts
Year Ended January 31, 2017	$—	$—	$—	$—
Year Ended January 31, 2016	$—	$—	$—	$—
Year Ended January 31, 2015	$—	$—	$—	$—
Valuation allowance for deferred tax assets
Year Ended January 31, 2017	$19,962	$1,967	$—	$21,929
Year Ended January 31, 2016	$17,041	$2,921	$—	$19,962
Year Ended January 31, 2015	$305	$17,041	$(305)	$17,041

(1)	Deductions consist of amounts written off during the period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of January 31, 2017 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2017.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2017. In making this assessment, management used the updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, our management concluded that as of January 31, 2017, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth under the captions “Election of Directors,” “Executive Officers,” “Code of Ethics,” “Directors—Audit Committee Financial Expert” and “Corporate Governance” in our definitive proxy statement for the fiscal year 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year (the “2017 Proxy Statement”), and is incorporated herein by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2017 Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth under the captions “Executive Officers—Executive Compensation” in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2017 Proxy Statement, and is incorporated herein by reference.

We have two equity compensation plans under which awards are currently authorized for issuance, our 2011 Stock Incentive Plan, or our 2011 Plan, and our 2011 Employee Stock Purchase Plan, or our 2011 ESPP. In connection with the consummation of our initial public offering in July 2012, our board of directors terminated any new offerings under our 1999 Series G Convertible Preferred Nonqualified Stock Option Plan, or our 1999 Plan, our 2005 Series G Convertible Preferred Stock Incentive Plan, or our 2005 Plan, and our 2007 Stock Incentive Plan, or our 2007 Plan. Each of our 2011 Plan, 2011 ESPP, 2007 Plan and 2005 Plan was approved by our stockholders prior to our initial public offering in 2012. Our 1999 Plan was not approved by our stockholders. The following table provides information regarding securities authorized for issuance as of January 31, 2017 under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, and vesting of outstanding restricted stock units	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	2,194,543	$8.87	560,639(1)(2)
Equity compensation plans not approved by securityholders	75,000 (3)	$14.54	—
Total	2,267,043	$9.06	560,639

(1)

Includes 99,101 shares issuable under our 2011 Stock Incentive Plan, which may be issued in the form of options, restricted stock, unrestricted stock, performance share awards or other equity-based awards.

(2)	Includes 461,538 shares issuable under our 2011 Employee Stock Purchase Plan.
(3)

Consists of an inducement award in August 2016 to one of the Company’s officers of an option to purchase 75,000 shares of the Company’s common stock pursuant to Rule 5635(c)(4) of the Nasdaq Global Select Market.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by this item will be set forth under the caption “Executive Officers—Certain Relationships and Related Transactions” and “Corporate Governance” in our 2017 Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm” in our 2017 Proxy Statement, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this Report:

(1) Financial Statements—See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 45 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules—See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 45 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required.

(3) Index to Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013)

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, event date June 27, 2012, filed on July 3, 2012)

4.1	Specimen certificate for common stock of Exa Corporation (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-176019)

4.2	Exa Corporation 1999 Series G Convertible Preferred Nonqualified Stock Option Plan (incorporated by reference to Exhibit 4.13 to our Registration Statement on Form S-1, File No. 333-176019)*

4.3	Exa Corporation 2005 Series G Convertible Preferred Stock Incentive Plan (incorporated by reference to Exhibit 4.15 to our Registration Statement on Form S-1, File No. 333-176019)*

4.4	Exa Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.18 to our Registration Statement on Form S-1, File No. 333-176019)*

4.5	Exa Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.21 to our Registration Statement on Form S-1, File No. 333-176019)*

4.6

Form of Incentive Stock Option Agreement for use under the Exa Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.22 to our Registration Statement on Form S-1, File No. 333-176019)*

4.7

Form of Nonqualified Stock Option Agreement for use under the Exa Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.23 to our Registration Statement on Form S-1, File No. 333-176019)*

4.8

Form of Restricted Stock Unit Agreement for use under the Exa Corporation Amended and Restated 2011 Stock Plan (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K, event date March 15, 2017, filed with the SEC on March 21, 2017)*

4.9	Exa Corporation 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.24 to our Registration Statement on Form S-1, File No. 333-176019)*

10.1†

OEM License Agreement dated October 26, 2006 between ThermoAnalytics, Inc. and Exa Corporation (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1, File No. 333-176019)

10.2†

First Amendment to OEM License Agreement dated as of June 10, 2011 by and between ThermoAnalytics, Inc. and Exa Corporation (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1, File No. 333-176019)

10.3†

Second Amendment to OEM License Agreement dated as of February 1, 2013, by and between ThermoAnalytics, Inc. and Exa Corporation (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for our fiscal year ended January 31, 2013

10.4†

Third Amendment to OEM License Agreement dated as of December 1, 2015, by and between ThermoAnalytics, Inc. and Exa Corporation (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for our fiscal year ended January 31, 2016).

Exhibit Number	Description

10.5	Lease dated July 21, 2008 between Netview 5 and 6 LLC and Exa Corporation (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, File No. 333-176019)

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

10.8

Work Agreement dated January 10, 2006 between Exa Corporation and Jean-Paul Roux (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for our fiscal year ended January 31, 2015)*

10.9

Employment Agreement dated April 22, 2015 between Exa Corporation and Stephen Remondi (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for our the three months ended April 20, 2015)*

10.10

Employment Agreement dated April 22, 2015 between Exa Corporation and Richard Gilbody (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the three months ended April 20, 2015)*

10.11

Employment Agreement dated August 1, 2016 between Exa Corporation and Joel Dube (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the three months ended October 31, 2016)*

10.12

Employment Agreement dated August 8, 2016 between Exa Corporation and Suresh Sundaram (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the three months ended October 31, 2016)*

99.1

Exa Corporation Policy Governing the Recovery of Certain Compensation (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K, event date March 15, 2017, filed with the SEC on March 21, 2017*

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Stephen A. Remondi, President, Chief Executive Officer and Director of Exa Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Richard F. Gilbody, Chief Financial Officer of Exa Corporation

32.1	Section 1350 Certification, executed by Stephen A. Remondi, President, Chief Executive Officer and Director of Exa Corporation

32.2	Section 1350 Certification, executed by Richard F. Gilbody, Chief Financial Officer of Exa Corporation

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (XBRL)

*	Indicates management contract or compensatory plan or arrangement.
†	We have omitted portions of this exhibit which have been granted confidential treatment.

ITEM 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXA CORPORATION

By:	/s/ Stephen A. Remondi
Stephen A. Remondi
Chief Executive Officer, President and Director (Principal Executive Officer)
Date: March 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen A. Remondi	Chief Executive Officer, President and Director (Principal Executive Officer)	March 22, 2017
Stephen A. Remondi

/s/ Richard F. Gilbody	Chief Financial Officer (Principal Financial Officer)	March 22, 2017
Richard F. Gilbody

/s/ Joel F. Dube	Vice President of Finance (Principal Accounting Officer)	March 22, 2017
Joel F. Dube

/s/ John J. Shields, III	Director	March 22, 2017
John J. Shields, III

/s/ John William Poduska	Director	March 22, 2017
John William Poduska

/s/ Robert Burke	Director	March 22, 2017
Robert Burke

/s/ Mark Fusco	Director	March 22, 2017
Mark Fusco

/s/ Wayne Mackie	Director	March 22, 2017
Wayne Mackie

/s/ Robert Schechter	Director	March 22, 2017
Robert Schechter