Form 10-Q
period 2017-04-30
EXA CORP
filed 2017-05-24
CIK 890264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 19, 2017, 14,913,187 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

EXA CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED April 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXA CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	April 30,	January 31,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$26,630	$24,552
Accounts receivable	13,036	24,259
Prepaid expenses and other current assets	3,121	2,898
Total current assets	42,787	51,709
Property and equipment, net	13,654	14,028
Intangible assets, net	1,606	1,694
Deferred tax assets	566	566
Restricted cash	352	352
Other assets	743	725
Total assets	$59,708	$69,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,439	$4,616
Accrued expenses	6,439	10,569
Current portion of deferred revenue	27,649	29,006
Current portion of capital lease obligations	1,538	1,737
Total current liabilities	39,065	45,928
Deferred revenue	35	238
Capital lease obligations	539	914
Deferred rent	2,260	2,391
Other long-term liabilities	432	429
Total liabilities	42,331	49,900
Commitments and contingencies (Note 9)
Stockholders’ equity :
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 14,941,743 and 14,926,429 shares issued, respectively; 14,909,241 and 14,893,927 shares outstanding, respectively	15	15
Additional paid-in capital	95,260	94,516
Accumulated deficit	(77,401)	(74,817)
Treasury stock (32,502 common shares, at cost)	0	0
Accumulated other comprehensive loss	(497)	(540)
Total stockholders’ equity	17,377	19,174
Total liabilities and stockholders’ equity	$59,708	$69,074

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended April 30,
	2017	2016
Revenue:
License revenue	$14,430	$14,059
Project revenue	2,126	2,726
Total revenue	16,556	16,785
Operating expenses:
Cost of revenues	5,186	4,804
Sales and marketing	3,420	3,331
Research and development	6,404	6,211
General and administrative	4,013	3,449
Total operating expenses	19,023	17,795
Loss from operations	(2,467)	(1,010)
Other (expense) income, net:
Foreign exchange (loss) gain	(214)	215
Interest expense	(16)	(47)
Interest income	14	10
Other income, net:	—	9
Total other (expense) income, net	(216)	187
Loss before income taxes	(2,683)	(823)
Benefit (provision) for income taxes	133	(120)
Net loss	$(2,550)	$(943)
Net loss per share:
Basic	$(0.17)	$(0.06)
Diluted	$(0.17)	$(0.06)
Weighted average shares outstanding used in computing net loss per share:
Basic	14,900,193	14,636,433
Diluted	14,900,193	14,636,433
Comprehensive loss:
Net loss	$(2,550)	$(943)
Foreign currency translation adjustment	43	117
Comprehensive loss	$(2,507)	$(826)

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended April 30,
	2017	2016
Cash flows provided by operating activities:
Net loss	$(2,550)	$(943)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,217	1,011
Stock-based compensation expense	625	489
Deferred rent expense	(139)	(6)
Deferred income taxes	-	(12)
Net change in operating assets and liabilities:
Accounts receivable	11,162	17,863
Prepaid expenses and other current assets	(224)	1,242
Other assets	(18)	(45)
Accounts payable	131	(970)
Accrued expenses	(3,890)	(5,750)
Other liabilities	3	36
Deferred revenue	(1,569)	(1,042)
Net cash provided by operating activities	4,748	11,873
Cash flows used in investing activities:
Purchases of property and equipment	(2,320)	(521)
Net cash used in investing activities	(2,320)	(521)
Cash flows used in financing activities:
Proceeds from stock option exercises	99	57
Acquisition of common stock for tax withholding obligations	(15)	—
Payments of capital lease obligations	(574)	(751)
Net cash used in financing activities	(490)	(694)
Effect of exchange rate changes on cash	140	875
Net increase in cash and cash equivalents	2,078	11,533
Cash and cash equivalents, beginning of period	24,552	27,649
Cash and cash equivalents, end of period	$26,630	$39,182
Supplemental cash flow disclosures:
Cash paid for interest	$16	$47
Cash paid for income taxes	$1,055	$1,137
Supplemental disclosure of non-cash investing activities:
Decrease in unpaid purchases of property and equipment	$(1,571)	$(426)

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands except per share amounts)

1. Description of Business

Exa Corporation (the “Company” or “Exa”), a Delaware corporation, develops, sells and supports simulation software and services used primarily by vehicle manufacturers to enhance the performance of their products, reduce product development costs and improve the efficiency of their design and engineering processes. The Company’s solutions enable engineers and designers to augment or replace conventional methods of evaluating designs that rely on expensive and inefficient physical prototypes and test facilities with accurate digital simulations that are more useful, cost effective and timely. The Company’s simulation solutions enable customers to gain crucial insights about design performance early in the design cycle, reducing the likelihood of expensive redesigns and late-stage engineering changes, which results in cost savings and fundamental improvements in the development process. The Company is primarily focused on the ground transportation market, but has recently expanded its technology into the fields of aerospace and oil and gas production. The Company continues to explore the application of its capabilities in other markets, such as chemical processing, architecture, engineering and construction, power generation, biomedical and electronics industries.

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

Basis of Presentation

The interim financial data as of April 30, 2017 and for the three months ended April 30, 2017 and 2016 are unaudited; however, in the opinion of the Company’s management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated balance sheet presented as of January 31, 2017 has been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Exa annual report on Form 10-K for the year ended January 31, 2017 filed with the Securities and Exchange Commission on March 22, 2017.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, as a result of which more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein. The two permitted transition methods under the new standard are: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This standard provides clarity and reduces both diversity in practice and cost complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a share-based payment award. ASU 2017-09 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, and for interim periods therein. Early adoption is permitted. The Company is currently evaluating the requirements of this ASU, but does not expect it to have a material impact on the Company’s consolidated financial results.

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

The following summarizes the calculation of basic and diluted net loss per share:

	Three Months Ended April 30,
	2017	2016
Numerator:
Net loss	$(2,550)	$(943)
Denominator:
Weighted average common shares outstanding, basic and diluted	14,900,193	14,636,433
Basic and diluted net loss per share	$(0.17)	$(0.06)

EXA CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(Dollars in thousands except per share amounts)

The table below represents outstanding options, restricted stock unit awards and warrants that were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect. All of the Company’s outstanding stock options and unvested restricted stock units were anti-dilutive for the three months ended April 30, 2017 and 2016, respectively, due to the net loss incurred by the Company.

	Three Months Ended April 30,
	2017	2016
Options and restricted stock unit awards	2,246,726	1,943,562

4. Property and Equipment, net

Property and equipment, net consists of the following:

	April 30, 2017	January 31, 2017
Computer software and equipment	$23,467	$23,321
Office equipment and furniture	1,551	1,549
Leasehold improvements	1,634	1,629
Construction-in-process	721	95
Total property and equipment	27,373	26,594
Less accumulated depreciation	(13,719)	(12,566)
Property and equipment, net	$13,654	$14,028

For the three months ended April 30, 2017 and 2016, depreciation expense was $1,129 and $923, respectively. Included in computer software and equipment and office equipment and furniture is equipment held pursuant to capital leases with costs of $14,834 and $14,820 and accumulated depreciation of $9,875 and $9,266 as of April 30, 2017 and January 31, 2017, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	April 30, 2017	January 31, 2017
Accrued payroll	$1,869	$2,207
Sales and value added taxes	1,061	2,615
Accrued commissions and bonuses	1,018	2,871
Accrued income taxes payable	590	763
Deferred rent, current portion	533	540
Legal and professional	731	673
Other	637	900
Total accrued expenses	$6,439	$10,569

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

EXA CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(Dollars in thousands except per share amounts)

Deferred rent consists of the following:

	April 30, 2017	January 31, 2017
Leasehold improvement incentive	$1,518	$1,582
Non-cash rent expense	1,275	1,349
Total deferred rent	2,793	2,931
Less current portion included in accrued expenses	(533)	(540)
Deferred rent, net of current portion	$2,260	$2,391

7. Fair Value Measurements

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2017:

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$10,071	$10,071	$—	$—

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2017:

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$10,058	$10,058	$—	$—

8. Acquired Intangible Assets

Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives.

EXA CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(Dollars in thousands except per share amounts)

The following table reflects the carrying value of intangible assets as of April 30, 2017:

	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(1,899)	$1,606
Access to facilities contract	38	(38)	—
Total	$3,543	$(1,937)	$1,606

The following table reflects the carrying value of intangible assets as of January 31, 2017:

	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(1,811)	$1,694
Access to facilities contract	38	(38)	—
Total	$3,543	$(1,849)	$1,694

Amortization expense of intangible assets was $88 for each of the three months ended April 30, 2017 and 2016.

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

Based on historical experience and information known as of April 30, 2017 and January 31, 2017, the Company has not recorded any liabilities for these indemnities.

10. Stockholders’ Equity and Stock-Based Compensation

Adoption of Accounting Pronouncement

During the first quarter of fiscal year 2018, the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting. The provision simplifies several aspects of the accounting for employee share-based payment transactions, including the way companies account for share-based award forfeitures. Under the new provision, an entity can elect to either estimate the number of awards that are expected to vest or account for forfeitures when they occur.

As part of the adoption of this standard, the Company has elected to prospectively account for forfeitures when they occur. As a result, the Company adjusted its opening retained earnings balance as of February 1, 2017 to reflect the additional expense that would have been recognized if the Company had not been applying an estimated forfeiture rate in prior periods. The resulting adjustment was an increase to accumulated deficit of $34, with the offset recorded to additional paid-in capital.

EXA CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(Dollars in thousands except per share amounts)

Stock-Based Compensation Expense

The fair value of common stock service-based options for employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	Three Months Ended April 30,
	2017	2016
Expected life (years)	6.25	6.25
Risk-free interest rate	2.05%	1.54%
Expected volatility	34.1%	35.3%
Expected dividend yield	0.0%	0.0%

The weighted-average grant date fair value per share for service-based stock options granted in the three months ended April 30, 2017  and 2016 was $4.84 and $4.18, respectively.

In April 2017, the Company granted time-based restricted stock units to certain executives for a total of 337,000 shares of common stock, which will vest over a two-year period.

The weighted-average grant date fair value per share for time-based restricted stock units granted in the three months ended April 30, 2017 was $13.01.

For standard service-based stock options and restricted stock units, the Company records stock-based compensation expense over the estimated service/vesting period. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that will ultimately vest.

Total stock-based compensation expense related to stock options and restricted stock units issued by the Company is as follows:

	Three Months Ended April 30,
	2017	2016
Cost of revenues	$37	$44
Sales and marketing	71	90
Research and development	271	183
General and administrative	246	172
Total	$625	$489

The total unrecognized compensation cost related to all outstanding stock options and restricted stock units is $6,752 at April 30, 2017. This amount is expected to be recognized over a weighted-average period of 1.96 years.

11. Income Taxes

For the three months ended April 30, 2017, the Company’s income tax benefit was $133. For the three months ended April 30, 2016, the income tax provision was $120. Each of the benefit and provision primarily consists of the tax effects of foreign operating results and foreign withholding taxes.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset its taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. During the first quarter of fiscal year 2015, management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. The Company’s management has determined that, as of April 30, 2017, it had not experienced another ownership change for purposes of Section 382. However, future transactions in the Company’s common stock could trigger an ownership change for purposes of Section 382, which could further limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset the Company’s taxable income, if any. Any such limitation, whether as the result of sales of common stock by the Company’s existing stockholders or sales of common stock by the Company, could have a material adverse effect on the Company’s results of operations in future years.

During the quarter ended April 30, 2017, the Company adopted ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes. Even though the Company had $1,199 of previously unrecognized excess tax benefits attributable to stock option exercises as of January 31, 2017, the adoption did not result in any adjustment to accumulated deficit in the current period because of the Company’s valuation allowance against the full of amount of the Company’s United States deferred tax assets.

12. Geographic Information

Revenue by geographic area, attributed to individual countries based upon location of the external customer, is as follows:

	Three Months Ended April 30,
	2017	2016 (1)
United States	$5,390	$4,307
Germany	2,863	2,549
Japan	3,296	3,426
France	610	1,887
United Kingdom	1,556	1,644
Other	2,841	2,972
	$16,556	$16,785

(1)

For comparative purposes, certain prior year amounts have been reclassified to conform to current period presentation. These changes had no impact on previously reported results of operations or stockholders’ equity.

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic areas were as follows:

	April 30,	January 31,
	2017	2017
United States	$13,094	$13,412
France	186	222
Germany	140	145
Japan	120	128
Other	114	121
	$13,654	$14,028

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Result of Operations appearing in our Annual Report on Form 10-K, filed with the SEC on March 22, 2017. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and operations, financing plans, potential growth opportunities, potential market opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s plans, estimates, assumptions and beliefs only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

As disclosed in our Annual Report on Form 10-K for the year ended January 31, 2017, during the last two months of fiscal year 2017, we experienced reduced and delayed renewal commitments from some of our customers, which continued during the three months ended April 30, 2017 and impacted our rate of license revenue growth during that period. In addition, the strengthening U.S. dollar, particularly against the Euro, had a negative impact on revenue performance as compared to the same period last year. The geographic mix of revenue outside of the Americas is consistent with historical trends and reflects the impact of the weaker Euro. During the three months ended April 30, 2017 and 2016, 70% and 75% of our revenue, respectively, came from outside of the Americas. Revenue for the three months ended April 30, 2017 was $16.6 million, which represents a 1% decrease compared with the same period a year ago and flat revenue when measured on a constant currency basis. See “— Non-GAAP Measures” below for information about how we calculate and use revenue on a constant currency basis.

As a percent of revenue, our total operating expenses for the three months ended April 30, 2017 increased approximately 8.9 percentage points when compared to the same period last year as we continue to invest moderately during a period of flat revenue. Additionally, while the majority of our expense base is in the United States, we have field resources based in our international offices, which provide some natural foreign exchange hedge. As a result, the strengthening dollar compared with the same period last year had the effect of slightly offsetting the full impact of the decreased margins. For the three months ended April 30, 2017, total operating expenses were $19.0 million, with growth of 6.9% over the same period a year ago and 8.6% when measured on a constant currency basis. See “— Non-GAAP Measures” below for information about how we calculate and use operating expenses on a constant currency basis.

As a percent of revenue, our loss from operations for the three months ended April 30, 2017 was 8.9 percentage points greater than the same period last year, primarily as a result of the impacts described above. Adjusted EBITDA for the three months ended April 30, 2017, as described in “Non-GAAP Measures” below, was also negatively impacted at $(0.6) million when compared to $0.5 million in the same period last year.

We ended the quarter with cash and cash equivalents of $26.6 million compared to $24.6 million as of January 31, 2017. Capital expenditures increased during the three months ended April 30, 2017 over the same period last year, primarily due to investments related to equipment purchases across our high-performance computing data center.

Results of operations for the three months ended April 30, 2017 and 2016

The following table sets forth, for the periods presented, data from our consolidated statements of operations:

	Three Months Ended April 30,
(in thousands)	2017	2016
Revenue:
License revenue	$14,430	$14,059
Project revenue	2,126	2,726
Total revenues	16,556	16,785
Operating expenses: (1)
Cost of revenues	5,186	4,804
Sales and marketing	3,420	3,331
Research and development	6,404	6,211
General and administrative (2)	4,013	3,449
Total operating expenses	19,023	17,795
Loss from operations	(2,467)	(1,010)
Other (expense) income, net:
Foreign exchange (loss) gain	(214)	215
Interest expense	(16)	(47)
Interest income	14	10
Other income, net	0	9
Total other (expense) income, net	(216)	187
Loss before income taxes	(2,683)	(823)
Benefit (provision) for income taxes	133	(120)
Net loss	$(2,550)	$(943)

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended April 30,
(in thousands)	2017	2016
Cost of revenues	$37	$44
Sales and marketing	71	90
Research and development	271	183
General and administrative	246	172
Total stock-based compensation expense	$625	$489

(2)	Includes amortization expense related to intangible assets as follows:

	Three Months Ended April 30,
(in thousands)	2017	2016
General and administrative	$88	$88

The following table sets forth, for the periods presented, data from our consolidated statements of operations as a percentage of total revenues:

	Three Months Ended April 30,
(as a percent of total revenue)	2017	2016
Revenue:
License revenue	87.2%	83.8%
Project revenue	12.8	16.2
Total revenues	100.0	100.0
Operating expenses:
Cost of revenues	31.3	28.6
Sales and marketing	20.7	19.8
Research and development	38.7	37.0
General and administrative	24.2	20.5
Total operating expenses	114.9	106.0
Loss from operations	(14.9)	(6.0)
Other (expense) income, net:
Foreign exchange (loss) gain	(1.3)	1.3
Interest expense	(0.1)	(0.3)
Interest income	0.1	0.1
Other income, net	-	0.1
Total other (expense) income, net	(1.3)	1.1
Loss before income taxes	(16.2)	(4.9)
Benefit (provision) for income taxes	0.8	(0.7)
Net loss	(15.4)%	(5.6)%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of three months ended April 30, 2017 and 2016

Revenue

	Three Months Ended April 30,
(in thousands, except percentages)	2017	2016	Change	% Change
License revenue	$14,430	$14,059	$371	2.6%
Project revenue	2,126	2,726	(600)	-22.0%
Total revenues	$16,556	$16,785	$(229)	-1.4%

License revenue increased 3.0% from $14.1 million for the three months ended April 30, 2016 to $14.4 million for the three months ended April 30, 2017. The $0.4 million increase was driven almost entirely by increased consumption of simulation capacity by existing customers and the addition of new license customers during the quarter compared with the same period last year, which more than offset the impact of reduced and delayed renewal commitments by some of our customers at the end of the previous fiscal year and during the three months ended April 30, 2017. Deployment otherwise continued to expand in our core customer base across our portfolio of applications, though as described above, at a slower pace than in prior periods.

Project revenue for the three months ended April 30, 2017 decreased by approximately $0.6 million, reflecting caution in the passenger automotive market as expected. We expect our project revenue growth will continue to fluctuate from quarter to quarter, and our capacity to deliver projects will continue to support new opportunities to drive license growth. Both license and project revenue, particularly new customer opportunities, are leveraging the capabilities of our ExaCLOUD platform and it continues to play an increasingly important role in our new customer acquisition go-to-market model.

Foreign exchange fluctuations, particularly the weakening of the Euro against the U.S. dollar, negatively impacted total revenue in the three months ended April 30, 2017 by $0.2 million as compared to the three months ended April 30, 2016. On a constant currency basis, our total revenues in the three months ended April 30, 2017 remained relatively flat compared with the three months ended April 30, 2016.

Cost of revenues

	Three Months Ended April 30,
(in thousands, except percentages)	2017	2016	Change	% Change
Cost of revenues	$5,186	$4,804	$382	8.0%

Cost of revenues for the three months ended April 30, 2017 was $5.2 million, an increase of approximately $0.4 million, or 8.0%, compared with $4.8 million during the three months ended April 30, 2016. As a percentage of revenues, cost of revenues increased to 31.3% for the three months ended April 30, 2017 compared to 28.6% for the three months ended April 30, 2016. The period-over-period increase is primarily attributable to a $0.2 million increase in employee-related expenses due to newly hired full-time employees and annual merit increases, along with a $0.1 million increase in hosting costs and a $0.1 million increase in depreciation expense related to the allocation of expenses for our high-performance computing data center.

Sales and marketing

	Three Months Ended April 30,
(in thousands, except percentages)	2017	2016	Change	% Change
Sales and marketing	$3,420	$3,331	$89	2.7%

Sales and marketing expenses for the three months ended April 30, 2017 were $3.4 million, an increase of $0.1 million, or 2.7%, compared with $3.3 million during the three months ended April 30, 2016. As a percentage of revenues, sales and marketing expenses increased to 20.7% for the three months ended April 30, 2017 compared to 19.8% for the three months ended April 30, 2016. The period-over-period increase is attributable to a $0.1 million increase in personnel-related expenses driven primarily by increased headcount and annual merit increases.

Research and development

	Three Months Ended April 30,
(in thousands, except percentages)	2017	2016	Change	% Change
Research and development	$6,404	$6,211	$193	3.1%

Research and development expenses for the three months ended April 30, 2017 were $6.4 million, an increase of $0.2 million, or 3.1%, compared with $6.2 million during the three months ended April 30, 2016. As a percentage of revenues, research and development expense increased to 38.7% for the three months ended April 30, 2017 compared to 37.0% for the three months ended April 30, 2016. The period-over-period increase is primarily attributable to a $0.1 million increase in stock-based compensation expense driven by an increase in share-based compensation issued to executives in the first quarter of fiscal year 2018, along with a $0.1 million increase in depreciation expense related to the allocation of expenses for our high-performance computing data center.

General and administrative

	Three Months Ended April 30,
(in thousands, except percentages)	2017	2016	Change	% Change
General and administrative	$4,013	$3,449	$564	16.4%

General and administrative expenses for the three months ended April 30, 2017 were $4.0 million, an increase of $0.6 million, or 16.4%, compared to $3.4 million for the three months ended April 30, 2016. As a percentage of revenues, general and administrative expenses increased to 24.2% for the three months ended April 30, 2017 compared to 20.5% for the three months ended April 30, 2016. The period-over-period increase is primarily attributable to a $0.3 million increase in employee-related expenses due to newly-hired full-time employees, annual merit increases and increased stock-based compensation expense to executives, along with a $0.1 million increase in consulting costs and a $0.1 million increase in professional service fees.

Total other (expense) income, net

	Three Months Ended April 30,
(in thousands, except percentages)	2017	2016	Change	% Change
Total other (expense) income, net	$(216)	$187	$(29)	(15.5)%

Total other expense (income), net for the three months ended April 30, 2017 was $(0.2) million compared to total other (expense) income, net of $0.2 for the three months ended April 30, 2016. Total other (expense) income, net consists primarily of foreign exchange gains and losses and interest expense associated with our capital lease obligations. The period-over-period change in total other (expense) income, net is primarily attributed to foreign exchange fluctuations in the Euro and Japanese yen.

Benefit (Provision) for income taxes

	Three Months Ended April 30,
(in thousands, except percentages)	2017	2016	Change	% Change
Benefit (provision) for income taxes	$133	$(120)	$253	210.8%

For the three months ended April 30, 2017, our income tax benefit was $0.1 million. For the three months ended April 30, 2016, our income tax provision was $0.1 million. Each of the benefit and provision primarily consists of the tax effects of foreign operating results and foreign withholding taxes.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset its taxable income. Specifically, this limitation may arise in the event we undergo a cumulative change in ownership of more than 50% within a three-year period. During the first quarter of fiscal year 2015, our management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. Our management has determined that, as of April 30, 2017, we have not experienced another ownership change for purposes of Section 382. However, future transactions in our common stock could trigger an ownership change for purposes of Section 382, which could further limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or sales of common stock by us, could have a material adverse effect on our results of operations in future years.

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

Revenue and total operating expenses on a constant currency basis. Our international operations generate revenue and incur expenses that are denominated in foreign currencies, and changes in currency exchange rates can materially affect our consolidated results of operations. Our principal exposures are to fluctuations in exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won. To provide investors with information concerning underlying trends in our business, we disclose revenue and total operating expenses on a constant currency basis, which we define as GAAP revenue or operating expenses, adjusted to reverse the impact of changes in the exchange rates of the principal currencies in which our international operations generated revenue and incurred expenses. We calculate revenue and total operating expenses on a constant currency basis by converting revenue or operating expenses that were generated in the currencies specified above during the three months ended April 30, 2017 to United States dollars at assumed exchange rates equal to the exchange rates in effect for such currencies during the corresponding period of the previous fiscal period, rather than the exchange rates actually in effect during the current fiscal period.

Adjusted EBITDA. We define Adjusted EBITDA as EBITDA, excluding non-cash, stock-based compensation expense. We define EBITDA as net loss, excluding depreciation and amortization, interest expense, net, other income, net, foreign exchange (loss) gain and benefit (provision) for income taxes. The GAAP measure most comparable to Adjusted EBITDA is net loss.

Non-GAAP operating loss. We define non-GAAP operating loss as GAAP operating loss excluding non-cash, stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP operating loss is operating loss.

Non-GAAP net loss. We define non-GAAP net loss as GAAP net loss excluding the after-tax impact of non-cash, stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP net loss is net loss.

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

Adjusted EBITDA:	Three Months Ended April 30,
	2017	2016
(in thousands)
Net loss	$(2,550)	$(943)
Add back:
Depreciation and amortization	1,217	1,011
Interest expense, net	2	37
Other income, net	0	(9)
Foreign exchange loss (gain)	214	(215)
(Benefit) provision for income taxes	(133)	120
EBITDA	(1,250)	1
Stock-based compensation expense	625	489
Adjusted EBITDA	$(625)	$490

Non-GAAP operating loss:	Three Months Ended April 30,
	2017	2016
(in thousands)
Operating loss	$(2,467)	$(1,010)
Add back:
Stock-based compensation expense	625	489
Amortization of acquired intangible assets	88	88
Non-GAAP operating loss	$(1,754)	$(433)

Non-GAAP net loss:	Three Months Ended April 30,
	2017	2016
(in thousands)
Net loss	(2,550)	(943)
Add back:
Stock-based compensation expense	625	489
Amortization of acquired intangible assets	88	88
Income tax effect (1)	(250)	(202)
Non-GAAP net loss	$(2,087)	$(568)

Non-GAAP net loss, per diluted share:	Three Months Ended April 30,
	2017	2016
Net loss, per diluted share (2)	$(0.17)	$(0.06)
Add back:
Stock-based compensation expense	0.04	0.03
Amortization of acquired intangible assets	0.01	0.01
Income tax effect (1)	(0.02)	(0.01)
Non-GAAP net loss, per diluted share (2)(3):	$(0.14)	$(0.04)

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

(2)	Share amounts utilized on a fully diluted basis were approximately 14.9 million and 14.6 million for the three months ended April 30, 2017 and 2016, respectively.
(3)	Due to rounding, totals may not equal the sum of line items in the table above.

Liquidity

Overview

Our primary sources of liquidity during the three months ended April 30, 2017 were cash and cash equivalents on hand, cash flows provided by operating activities and cash proceeds from stock option exercises. Our primary uses of cash during the three months ended April 30, 2017 were capital expenditures and payments of capital lease obligations. As of April 30, 2017, we had $26.6 million in cash and cash equivalents.

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

For the three months ended April 30, 2017, net cash provided by operating activities totaled $4.7 million and was primarily the result of fluctuations in working capital, including a decrease in accounts receivable and a decrease in deferred revenue. Accounts receivable and deferred revenue typically fluctuate depending on the timing of when customer orders are received by us and invoiced to customers and the timing of cash payments from the customers. During the first quarter of fiscal year 2018, we received fewer customer cash payments than during the prior-year quarter, resulting in a decrease in cash provided by operating activities compared with the same period last year.

Net cash provided by operating activities for the three months ended April 30, 2016 was $11.9 million and was primarily the result of decreases in accounts payable and deferred revenue, which were partially offset by increases in prepaid expenses.

Net Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended April 30, 2017 and 2016 was $2.3 million and $0.5 million, respectively. Capitalized expenditures for equipment purchases for an expansion of our high-performance computing capacity accounted for the majority of the increase in purchases of property and equipment during the current year period.

Net Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended April 30, 2017 was $0.5 million, which consisted primarily of payments on our capital lease obligations of $0.6 million, partially offset by proceeds from stock option exercises of $0.1 million. Net cash used in financing activities for the three months ended April 30, 2016 was $0.7 million, which consisted of $0.8 million of payments on our capital lease obligations, partially offset by proceeds from stock options and warrant exercises of $0.1 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of either April 30, 2017 or January 31, 2017.

Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, as a result of which more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein. The two permitted transition methods under the new standard are: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires the recognition of lease assets and liabilities for all leases, with certain exceptions, on the balance sheet. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for annual periods beginning after December 15, 2018, and for interim periods therein. We are currently evaluating the requirements of this ASU and have not yet determined the impact on our consolidated financial results.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230)-Restricted Cash. This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, and for interim periods therein. Early adoption is permitted. We are currently evaluating the requirements of this ASU, but do not expect it to have a material impact on our consolidated financial results.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This standard provides clarity and reduces both diversity in practice and cost complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a share-based payment award. ASU 2017-09 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, and for interim periods therein. Early adoption is permitted. We are currently evaluating the requirements of this ASU, but do not expect it to have a material impact on our consolidated financial results.

Capital Resources

Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new solutions and applications, the sales and marketing resources needed to further penetrate our market and gain acceptance of new solutions and applications we develop, the expansion of our operations in the United States and internationally and the response of competitors to our solutions and applications. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. Our practice has been to reinvest the undistributed earnings of our foreign subsidiaries in their local jurisdictions, and we currently do not intend to repatriate such earnings. As of April 30, 2017 and January 31, 2017, $9.1 million and $10.1 million, respectively, of our cash is held in bank accounts outside the United States and may not be available to fund our domestic operations and obligations without paying taxes upon repatriation.

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

The Euro was approximately 4.3% weaker against the United States dollar, on average, for the three months ended April 30, 2017, when compared with the three months ended April 30, 2016. The resulting net overall impact to both revenue and operating expense was a decrease of $0.2 million during the three months ended April 30, 2017.

The exchange rate impact of other currencies for the three months ended April 30, 2017, primarily driven by a weaker Japanese yen, was a decrease to revenue of less than $0.1 million and a decrease to operating expense of approximately $0.1 million.

For the three months ended April 30, 2017, a 10% change in the exchange rates for the United States dollar versus the Chinese yuan, Euro, Japanese yen, British Pound, and Korean won would have resulted in a $0.8 million change in revenue.

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2017 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2017.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended April 30, 2017, we implemented a new cloud-based Enterprise Resource Planning system to be used as our general ledger and financial reporting tool. The upgraded system is a systems improvement initiative and is not in response to any identified deficiency in the Company’s internal controls over financial reporting. The system implementation is designed to provide more effective management of our business operations as we continue to grow in size and scale. Pursuant to the implementation, internal controls and processes have been appropriately designed and will, along with the controls previously established around the general ledger and financial reporting functions, be maintained and subject to management’s internal control testing.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any pending material legal proceedings. However, because of the nature of our business, we may be subject at any particular time to lawsuits or other claims arising in the ordinary course of our business, and we expect that this will continue to be the case in the future.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017, filed with the SEC on March 22, 2017 and other documents we file with the SEC. The risks and uncertainties described are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions including a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, natural disasters or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations and liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(b) Use of Proceeds

On July 3, 2012, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-176019), which was declared effective by the Securities and Exchange Commission on June 27, 2012. The underwriters for the offering were Stifel Nicolaus & Company, Incorporated, Robert W. Baird & Co. Incorporated, Canaccord Genuity Inc. and Needham & Company, LLC. We did not use any of the net proceeds from this offering during the three months ended April 30, 2017.

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

Date: May 24, 2017