Form 10-Q
period 2017-07-31
EXA CORP
filed 2017-08-28
CIK 890264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

As of August 25, 2017, 15,016,217 shares of the registrant’s outstanding common stock, $0.001 par value per share, were outstanding.

EXA CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED July 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXA CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	July 31,	January 31,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$18,429	$24,552
Accounts receivable	15,444	24,259
Prepaid expenses and other current assets	3,440	2,898
Total current assets	37,313	51,709
Property and equipment, net	13,475	14,028
Intangible assets, net	1,519	1,694
Deferred tax assets	541	566
Restricted cash	352	352
Other assets	906	725
Total assets	$54,106	$69,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,678	$4,616
Accrued expenses	7,097	10,569
Current portion of deferred revenue	23,840	29,006
Current portion of capital lease obligations	1,496	1,737
Total current liabilities	35,111	45,928
Deferred revenue	33	238
Capital lease obligations	162	914
Deferred rent	2,085	2,391
Other long-term liabilities	441	429
Total liabilities	37,832	49,900
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 15,047,030 and 14,926,429 shares issued, respectively; 15,014,528 and 14,893,927 shares outstanding, respectively	15	15
Additional paid-in capital	96,492	94,516
Accumulated deficit	(80,036)	(74,817)
Treasury stock (32,502 common shares, at cost)	0	0
Accumulated other comprehensive loss	(197)	(540)
Total stockholders’ equity	16,274	19,174
Total liabilities and stockholders’ equity	$54,106	$69,074

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Revenue:
License revenue	$15,200	$14,810	$29,630	$28,869
Project revenue	2,253	2,302	4,379	5,028
Total revenue	17,453	17,112	34,009	33,897
Operating expenses:
Cost of revenues	5,326	4,632	10,512	9,436
Sales and marketing	3,493	3,392	6,913	6,723
Research and development	6,800	6,023	13,204	12,234
General and administrative	4,201	3,457	8,214	6,906
Total operating expenses	19,820	17,504	38,843	35,299
Loss from operations	(2,367)	(392)	(4,834)	(1,402)
Other (expense) income, net:
Foreign exchange (loss) gain	(525)	(22)	(739)	193
Interest expense	(12)	(39)	(28)	(86)
Interest income	18	11	32	21
Other income, net	—	3	—	12
Total other (expense) income, net	(519)	(47)	(735)	140
Loss before income taxes	(2,886)	(439)	(5,569)	(1,262)
Benefit (provision) for income taxes	251	(239)	384	(359)
Net loss	$(2,635)	$(678)	$(5,185)	$(1,621)
Net loss per share:
Basic	$(0.18)	$(0.05)	$(0.35)	$(0.11)
Diluted	$(0.18)	$(0.05)	$(0.35)	$(0.11)
Weighted average shares outstanding used in computing net loss per share:
Basic	14,952,668	14,784,795	14,926,865	14,711,429
Diluted	14,952,668	14,784,795	14,926,865	14,711,429
Comprehensive loss:
Net loss	$(2,635)	$(678)	$(5,185)	$(1,621)
Foreign currency translation adjustment	300	(75)	343	42
Comprehensive loss	$(2,335)	$(753)	$(4,842)	$(1,579)

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended July 31,
	2017	2016
Cash flows (used in) provided by operating activities:
Net loss	$(5,185)	$(1,621)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,429	1,991
Stock-based compensation expense	1,739	926
Deferred rent (income) expense	(294)	230
Deferred income taxes	25	(13)
Net change in operating assets and liabilities:
Accounts receivable	8,712	20,004
Prepaid expenses and other current assets	(548)	997
Other assets	(183)	(39)
Accounts payable	(107)	(910)
Accrued expenses	(3,273)	(5,102)
Other liabilities	12	47
Deferred revenue	(5,435)	(9,777)
Net cash (used in) provided by operating activities	(2,108)	6,733
Cash flows used in investing activities:
Purchases of property and equipment	(3,780)	(836)
Net cash used in investing activities	(3,780)	(836)
Cash flows used in financing activities:
Proceeds from stock option exercises	351	356
Acquisition of common stock for tax withholding obligations	(148)	—
Payments of capital lease obligations	(993)	(1,456)
Net cash used in financing activities	(790)	(1,100)
Effect of exchange rate changes on cash	555	741
Net (decrease) increase in cash and cash equivalents	(6,123)	5,538
Cash and cash equivalents, beginning of period	24,552	27,649
Cash and cash equivalents, end of period	$18,429	$33,187
Supplemental cash flow disclosures:
Cash paid for interest	$28	$86
Cash paid for income taxes	$1,260	$1,117
Supplemental disclosure of non-cash investing activities:
Decrease in unpaid purchases of property and equipment	$(2,110)	$(337)

The accompanying notes are an integral part of the consolidated financial statements

EXA CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands except per share amounts)

1. Description of Business

Exa Corporation (the “Company” or “Exa”), a Delaware corporation, develops, sells and supports simulation software and services used primarily by vehicle manufacturers to enhance the performance of their products, reduce product development costs and improve the efficiency of their design and engineering processes. The Company’s solutions enable engineers and designers to augment or replace conventional methods of evaluating designs that rely on expensive and inefficient physical prototypes and test facilities with accurate digital simulations that are more useful, cost effective and timely. The Company’s simulation solutions enable customers to gain crucial insights about design performance early in the design cycle, reducing the likelihood of expensive redesigns and late-stage engineering changes, which results in cost savings and fundamental improvements in the development process. The Company is primarily focused on the ground transportation and aerospace markets, but has recently expanded its technology into the field of oil and gas production, as well. The Company continues to explore the application of its capabilities in other markets, such as biomedical, chemical processing, architecture, engineering and construction, power generation, and electronics industries.

Exa has offices and sells directly in the United States and through subsidiaries in France, Germany, Italy, Japan, Korea, China, and the United Kingdom. The Company also conducts business in other countries, such as Sweden, India, Mexico, Brazil, Russia, Canada, Finland, Spain and Australia.

2. Summary of Significant Accounting Policies

Applicable Accounting Guidance

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative United States generally accepted accounting principles (“GAAP”) as found in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Basis of Presentation

The interim financial data as of July 31, 2017 and for the three and six months ended July 31, 2017 and 2016 are unaudited; however, in the opinion of the Company’s management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated balance sheet presented as of January 31, 2017 has been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Exa annual report on Form 10-K for the year ended January 31, 2017 filed with the Securities and Exchange Commission on March 22, 2017.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, as a result of which more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein. The two permitted transition methods under the new standard are: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

Though the Company continues to evaluate the impact of its pending adoption of this standard, the Company plans to adopt the standard using the modified retrospective approach with the cumulative effect of initially adopting recognized at the date of adoption. The standard is expected to have a significant impact on the way the Company accounts and contracts for its on-premise software license contracts, as well as how it reports revenue derived from those contracts. Due to the complexity of certain of the Company’s license contracts, the actual revenue recognition treatment required under the standard is expected to be dependent on contract-specific terms at the time of sale and adoption of the new standard. As such, the Company has begun to review individual customer contracts whose license terms span the transition date to the new revenue recognition standards to ensure consistent revenue recognition through the transition period. Accounting for revenue related to services and ExaCLOUD  offerings is expected to remain substantially unchanged due to the over-time nature of such performance obligations. The Company is also assessing the impact of capitalizing costs associated with ongoing customer contracts, specifically commission payments. As of July 31, 2017, the Company has not yet completed its assessment.

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

The following summarizes the calculation of basic and diluted net loss per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Numerator:
Net loss	$(2,635)	$(678)	$(5,185)	$(1,621)
Denominator:
Weighted average common shares outstanding, basic and diluted	14,952,668	14,784,795	14,926,865	14,711,429
Basic and diluted net loss per share	$(0.18)	$(0.05)	$(0.35)	$(0.11)

The table below represents outstanding options and restricted stock unit awards that were excluded from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect. All of the Company’s outstanding stock options and unvested restricted stock unit awards were anti-dilutive as of July 31, 2017 and 2016, respectively, due to the net loss incurred by the Company.

	As of July 31,
	2017	2016
Options and restricted stock unit awards	2,316,948	1,985,605

4. Property and Equipment, net

Property and equipment, net consists of the following:

	July 31, 2017	January 31, 2017
Computer software and equipment	$24,318	$23,321
Office equipment and furniture	1,562	1,549
Leasehold improvements	1,639	1,629
Construction-in-process	921	95
Total property and equipment	28,440	26,594
Less accumulated depreciation	(14,965)	(12,566)
Property and equipment, net	$13,475	$14,028

For the three and six months ended July 31, 2017, depreciation expense was $1,125 and $2,254, respectively. For the three and six months ended July 31, 2016, depreciation expense was $892 and $1,816, respectively. Included in computer software and equipment and office equipment and furniture is equipment held pursuant to capital leases with costs of $14,907 and $14,820 and accumulated depreciation of $10,541 and $9,266 as of July 31, 2017 and January 31, 2017, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	July 31, 2017	January 31, 2017
Accrued payroll	$2,448	$2,207
Sales and value added taxes	810	2,615
Accrued commissions and bonuses	1,369	2,871
Accrued income taxes payable	463	763
Deferred rent, current portion	556	540
Legal and professional	854	673
Other	597	900
Total accrued expenses	$7,097	$10,569

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

Deferred rent consists of the following:

	July 31, 2017	January 31, 2017
Leasehold improvement incentive	$1,454	$1,582
Non-cash rent expense	1,187	1,349
Total deferred rent	2,641	2,931
Less current portion included in accrued expenses	(556)	(540)
Deferred rent, net of current portion	$2,085	$2,391

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2017:

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,087	$4,087	$—	$—

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

The following table reflects the carrying value of intangible assets as of July 31, 2017:

	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(1,986)	$1,519
Access to facilities contract	38	(38)	—
Total	$3,543	$(2,024)	$1,519

The following table reflects the carrying value of intangible assets as of January 31, 2017:

	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$3,505	$(1,811)	$1,694
Access to facilities contract	38	(38)	—
Total	$3,543	$(1,849)	$1,694

For each of the three and six months ended July 31, 2017 and 2016, amortization expense of intangible assets was $88 and $175, respectively.

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

Based on historical experience and information known as of July 31, 2017 and January 31, 2017, the Company has not recorded any liabilities for these indemnities.

Operating Leases

During the second quarter of fiscal year 2018, the Company entered into an agreement to lease space and high performance computing capacity at a data center located in Japan. The three-year agreement will provide access to up to 20 kilovolt-amps (kVA) of computing capacity, which the Company believes will be suitable and adequate to meet the growing demands of its customers in Asia.

As of July 31, 2017, after taking into consideration the above agreement, total future minimum lease payments under non-cancelable lease arrangements are as follows:

Year ended January 31,
2018 (Remainder as of July 31, 2017)	$3,018
2019	5,675
2020	4,133
2021	2,155
2022	2,098
Thereafter	2,874
$19,953

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

As part of the adoption of this standard, the Company elected to prospectively account for forfeitures when they occur. As a result, the Company adjusted its opening retained earnings balance as of February 1, 2017 to reflect the additional expense that would have been recognized if the Company had not been applying an estimated forfeiture rate in prior periods. The resulting adjustment was an increase to accumulated deficit of $34, with the offset recorded to additional paid-in capital.

Stock-Based Compensation Expense

During the three months ended July 31, 2017, the Company’s stockholders approved the Company’s 2017 Stock Incentive Plan, which provides for, among other things, the issuance of up to 1,400,000 additional shares of the Company’s common stock over the number previously authorized for issuance under the Company’s Amended and Restated 2011 Stock Incentive Plan. Following the approval of the 2017 Stock Incentive Plan, the Company ceased making new awards under its 2011 Amended and Restated Stock Incentive Plan.

The fair value of common stock options for employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	Six Months Ended July 31,
	2017	2016
Expected life (years)	6.25	6.25
Risk-free interest rate	2.07%	1.67%
Expected volatility	34.9%	35.1%
Expected dividend yield	0.0%	0.0%

The weighted-average grant date fair value per share for stock options granted in the three and six months ended July 31, 2017 was $5.20 and $5.14, respectively. The weighted-average grant date fair value per share for stock options granted in the three and six months ended July 31, 2016 was $4.66 and $4.29, respectively.

The weighted-average grant date fair value per share for time-based restricted stock units granted in the three and six months ended July 31, 2017 was $13.79 and $13.16, respectively. The weighted-average grant date fair value per share for time-based restricted stock units granted in both the three and six months ended July 31, 2016 was $12.30.

For stock options and restricted stock units, the Company records stock-based compensation expense over the service/vesting period. The amount of stock-based compensation expense recognized during a period is based on the value of the awards that will ultimately vest, adjusted for any forfeitures that occurred in the current period.

Total stock-based compensation expense related to stock options and restricted stock units issued by the Company is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Cost of revenues	$42	$39	$79	$83
Sales and marketing	181	58	252	148
Research and development	435	162	707	345
General and administrative	456	178	701	350
Total	$1,114	$437	$1,739	$926

The total unrecognized compensation cost related to all outstanding stock options and restricted stock units is $7,327 at July 31, 2017. This amount is expected to be recognized over a weighted-average period of 2.15 years.

11. Income Taxes

For the three and six months ended July 31, 2017, the Company’s income tax benefit was $251 and $384, respectively. For the three and six months ended July 31, 2016, the income tax provision was $239 and $359, respectively. The benefits and provisions for each of the reporting periods consist primarily of the tax effects of foreign operating results and foreign withholding taxes.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset its taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. During the first quarter of fiscal year 2015, management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. The Company’s management has determined that, as of July 31, 2017, it had not experienced another ownership change for purposes of Section 382. However, future transactions in the Company’s common stock could trigger an ownership change for purposes of Section 382, which could further limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset the Company’s taxable income, if any. Any such limitation, whether as the result of sales of common stock by the Company’s existing stockholders or sales of common stock by the Company, could have a material adverse effect on the Company’s results of operations in future years.

12. Geographic Information

Revenue by geographic area, attributed to individual countries based upon location of the external customer, is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016 (1)	2017	2016 (1)
Geographic location:
United States	$4,870	$4,414	$10,197	$8,721
Germany	3,301	2,743	6,164	5,292
Japan	2,994	2,896	6,291	6,322
France	875	2,025	1,485	3,912
United Kingdom	1,662	1,738	3,218	3,382
Other	3,751	3,296	6,654	6,268
	$17,453	$17,112	$34,009	$33,897

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

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic areas were as follows:

	July 31,	January 31,
	2017	2017
United States	$12,978	$13,412
France	142	222
Germany	145	145
Japan	104	128
Other	106	121
	$13,475	$14,028

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We currently focus primarily on the ground transportation market, including manufacturers in the passenger vehicle, highway truck, off-highway vehicle and train markets, as well as their suppliers. Over 150 manufacturers currently utilize our products and services, including the top 15 global passenger vehicle manufacturer groups such as BMW, Ford, Hyundai, Jaguar Land Rover, Nissan, Porsche, Renault, Toyota and Volkswagen; truck and off-highway vehicle manufacturers such as Hyundai, Kenworth, Kobelco, MAN, Peterbilt, Scania and Volvo Truck; and suppliers to these manufacturers, such as Cummins, Denso and Delphi. We also have offerings addressed to the aerospace market and have recently expanded our technology offerings into the field of oil and gas production. We are continuing to explore other markets in which we believe the capabilities of PowerFLOW have broad application, such as the biomedical, chemical processing, architecture, engineering and construction, power generation, and electronics industries.

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

As disclosed in our Annual Report on Form 10-K for the year ended January 31, 2017, during the last two months of fiscal year 2017, we experienced reduced and delayed renewal commitments from some of our customers. The impact of these reductions and delays is reflected in our revenue recognized during the six months ended July 31, 2017 and in our rate of license revenue growth during that period. In addition, the U.S. dollar strengthened on average against the Euro and Japanese yen on a year-to-date basis, which resulted in a negative impact on revenue performance as compared to the same period last year. The geographic mix of revenue outside the Americas reflects both the impact of these weaker currencies and, consistent with recent trends, a stronger presence in the Americas. During the six months ended July 31, 2017 and 2016, 69% and 75% of our revenue, respectively, came from outside of the Americas. Revenue for the six months ended July 31, 2017 remained relatively flat at $34.0 million compared with the same period a year ago and increased approximately 1.3% when measured on a constant currency basis. See “— Non-GAAP Measures” below for information about how we calculate and use revenue on a constant currency basis.

As a percent of revenue, our total operating expenses for the six months ended July 31, 2017 increased approximately 10.1 percentage points when compared to the same period last year. As we do not expect the lower revenue growth experienced in the six months ended July 31, 2017 to continue on a sustained basis, we continued to invest prudently during this period. Additionally, while the majority of our expense base is in the United States, we have field resources based in our international offices, which provide some natural foreign exchange hedge. As a result, the strengthening dollar compared with the same period last year had the effect of slightly offsetting the full impact of the decreased margins. For the six months ended July 31, 2017, total operating expenses were $38.8 million, with growth of 10.0% over the same period a year ago and 10.6% when measured on a constant currency basis. See “Non-GAAP Measures” below for information about how we calculate and use operating expenses on a constant currency basis.

As a percent of revenue, our loss from operations for the six months ended July 31, 2017 was 10.1 percentage points greater than the same period last year, primarily as a result of the impacts described above. Adjusted EBITDA for the six months ended July 31, 2017, as described in “Non-GAAP Measures” below, was also negatively impacted at $(0.7) million when compared to $1.5 million in the same period last year.

We ended the quarter with cash and cash equivalents of $18.4 million compared to $24.6 million as of January 31, 2017. Capital expenditures increased during the six months ended July 31, 2017 over the same period last year, primarily due to investments related to equipment purchases across our high-performance computing data centers.

Results of operations for the three months ended July 31, 2017 and 2016

The following table sets forth, for the periods presented, data from our consolidated statements of operations:

	Three Months Ended July 31,
(in thousands)	2017	2016
Revenue:
License revenue	$15,200	$14,810
Project revenue	2,253	2,302
Total revenues	17,453	17,112
Operating expenses: (1)
Cost of revenues	5,326	4,632
Sales and marketing	3,493	3,392
Research and development	6,800	6,023
General and administrative (2)	4,201	3,457
Total operating expenses	19,820	17,504
Loss from operations	(2,367)	(392)
Other expense, net:
Foreign exchange loss	(525)	(22)
Interest expense	(12)	(39)
Interest income	18	11
Other income, net	—	3
Total other expense, net	(519)	(47)
Loss before income taxes	(2,886)	(439)
Benefit (provision) for income taxes	251	(239)
Net loss	$(2,635)	$(678)

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended July 31,
(in thousands)	2017	2016
Cost of revenues	$42	$39
Sales and marketing	181	58
Research and development	435	162
General and administrative	456	178
Total stock-based compensation expense	$1,114	$437

(2)	Includes amortization expense related to intangible assets as follows:

	Three Months Ended July 31,
(in thousands)	2017	2016
General and administrative	$88	$88

The following table sets forth, for the periods presented, data from our consolidated statements of operations as a percentage of total revenues:

	Three Months Ended July 31,
(as a percent of total revenue)	2017	2016
Revenue:
License revenue	87.1%	86.5%
Project revenue	12.9	13.5
Total revenues	100.0	100.0
Operating expenses:
Cost of revenues	30.5	27.1
Sales and marketing	20.0	19.8
Research and development	39.0	35.2
General and administrative	24.1	20.2
Total operating expenses	113.6	102.3
Loss from operations	(13.6)	(2.3)
Other expense, net:
Foreign exchange loss	(3.0)	(0.1)
Interest expense	(0.1)	(0.2)
Interest income	0.1	0.1
Other income, net	—	0.0
Total other expense, net	(3.0)	(0.3)
Loss before income taxes	(16.5)	(2.6)
Benefit (provision) for income taxes	1.4	(1.4)
Net loss	(15.1)%	(4.0)%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of three months ended July 31, 2017 and 2016

Revenue

	Three Months Ended July 31,
(in thousands, except percentages)	2017	2016	Change	% Change
License revenue	$15,200	$14,810	$390	2.6%
Project revenue	2,253	2,302	(49)	-2.1%
Total revenues	$17,453	$17,112	$341	2.0%

License revenue increased 2.6% from $14.8 million for the three months ended July 31, 2016 to $15.2 million for the three months ended July 31, 2017. The $0.4 million increase was driven by a combination of increased consumption of simulation capacity by existing customers and the addition of new license customers during the quarter compared with the same period last year, which more than offset the revenue impact of reduced and delayed renewal commitments by some of our customers at the end of the previous fiscal year and during the three months ended July 31, 2017. Deployment otherwise continued to expand in our core customer base across our portfolio of applications, though as described above, at a slower pace than in prior periods.

Project revenue for the three months ended July 31, 2017 remained relatively flat at $2.3 million when compared to the three months ended July 31, 2016, reflecting caution in the passenger automotive market as expected. We expect our project revenue growth will continue to fluctuate from quarter to quarter, and our capacity to deliver projects will continue to support new opportunities to drive license growth. Both license and project revenue, particularly new customer opportunities, are leveraging the capabilities of our ExaCLOUD platform and it continues to play an increasingly important role in our new customer acquisition go-to-market model.

Foreign exchange fluctuations, particularly the weakening of the Euro and the Japanese yen against the U.S. dollar, negatively impacted total revenue in the three months ended July 31, 2017 by $0.2 million as compared to the three months ended July 31, 2016. On a constant currency basis, our total revenues in the three months ended July 31, 2017 increased approximately 2.7% compared with the three months ended July 31, 2016.

Cost of revenues

	Three Months Ended July 31,
(in thousands, except percentages)	2017	2016	Change	% Change
Cost of revenues	$5,326	$4,632	$694	15.0%

Cost of revenues for the three months ended July 31, 2017 was $5.3 million, an increase of approximately $0.7 million, or 15.0%, compared with $4.6 million during the three months ended July 31, 2016. As a percentage of revenues, cost of revenues increased to 30.5% for the three months ended July 31, 2017 compared to 27.1% for the three months ended July 31, 2016. The period-over-period increase is primarily attributable to a $0.4 million increase in employee-related expenses due to newly hired full-time employees and annual merit increases, along with a $0.2 million increase in hosting costs and a $0.1 million increase in depreciation expense related to the allocation of expenses for our high-performance computing data center.

Sales and marketing

	Three Months Ended July 31,
(in thousands, except percentages)	2017	2016	Change	% Change
Sales and marketing	$3,493	$3,392	$101	3.0%

Sales and marketing expenses for the three months ended July 31, 2017 were $3.5 million, an increase of approximately $0.1 million, or 3.0%, compared with $3.4 million during the three months ended July 31, 2016. As a percentage of revenues, sales and marketing expenses increased to 20.0% for the three months ended July 31, 2017 compared to 19.8% for the three months ended July 31, 2016. The period-over-period increase is primarily attributable to a $0.1 million increase in employee-related compensation driven primarily by an increase in share-based compensation expense associated with awards issued to certain executives in fiscal year 2018.

Research and development

	Three Months Ended July 31,
(in thousands, except percentages)	2017	2016	Change	% Change
Research and development	$6,800	$6,023	$777	12.9%

Research and development expenses for the three months ended July 31, 2017 were $6.8 million, an increase of $0.8 million, or 12.9%, compared with $6.0 million during the three months ended July 31, 2016. As a percentage of revenues, research and development expense increased to 39.0% for the three months ended July 31, 2017 compared to 35.2% for the three months ended July 31, 2016. The period-over-period increase is primarily attributable to a $0.3 million increase in employee-related compensation driven primarily by an increase in share-based compensation expense associated with awards issued to certain executives in fiscal year 2018. Hosting costs and depreciation expense also increased by $0.2 million related to the allocation of expenses for our high-performance computing data center, along with increased consulting fees of $0.2 million associated with new product development.

General and administrative

	Three Months Ended July 31,
(in thousands, except percentages)	2017	2016	Change	% Change
General and administrative	$4,201	$3,457	$744	21.5%

General and administrative expenses for the three months ended July 31, 2017 were $4.2 million, an increase of $0.7 million, or 21.5%, compared to $3.5 million for the three months ended July 31, 2016. As a percentage of revenues, general and administrative expenses increased to 24.1% for the three months ended July 31, 2017 compared to 20.2% for the three months ended July 31, 2016. The period-over-period increase was driven primarily by a $0.5 million increase in employee-related expenses due to newly hired full-time employees and increased share-based compensation expense associated with awards issued to certain executives in fiscal year 2018, along with a $0.2 million increase in accounting and other professional costs, and a $0.1 million increase in consulting costs associated with support for our new enterprise resource planning, or ERP, system. These increases were partially offset by a $0.1 million decrease in hosting costs related to the allocation of expenses for our high-performance computing data center.

Total other expense, net

	Three Months Ended July 31,
(in thousands, except percentages)	2017	2016	Change	% Change
Total other expense, net	$(519)	$(47)	$(472)	(1004.3)%

Total other expense, net for the three months ended July 31, 2017 was $0.5 million compared to total other expense, net of less than $0.1 million for the three months ended July 31, 2016. Total other expense, net consists primarily of foreign exchange gains and losses and interest expense associated with our capital lease obligations. The period-over-period change in total other expense, net is primarily attributed to foreign exchange fluctuations in the Euro and Japanese yen.

Benefit (provision) for income taxes

	Three Months Ended July 31,
(in thousands, except percentages)	2017	2016	Change	% Change
Benefit (provision) for income taxes	$251	$(239)	$490	205.0%

For the three months ended July 31, 2017 our income tax benefit was $0.3 million. For the three months ended July 31, 2016, our income tax provision was $0.2 million, respectively. The benefit and provision in each respective period primarily consist of the tax effects of foreign operating results and foreign withholding taxes.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset its taxable income. Specifically, this limitation may arise in the event we undergo a cumulative change in ownership of more than 50% within a three-year period. During the first quarter of fiscal year 2015, our management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. Our management has determined that, as of July 31, 2017, we have not experienced another ownership change for purposes of Section 382. However, future transactions in our common stock could trigger an ownership change for purposes of Section 382, which could further limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or sales of common stock by us, could have a material adverse effect on our results of operations in future years.

Results of operations for the six months ended July 31, 2017 and 2016

The following table sets forth, for the periods presented, data from our consolidated statements of operations:

	Six Months Ended July 31,
(in thousands)	2017	2016
Revenue:
License revenue	$29,630	$28,869
Project revenue	4,379	5,028
Total revenues	34,009	33,897
Operating expenses: (1)
Cost of revenues	10,512	9,436
Sales and marketing	6,913	6,723
Research and development	13,204	12,234
General and administrative (2)	8,214	6,906
Total operating expenses	38,843	35,299
Loss from operations	(4,834)	(1,402)
Other (expense) income, net
Foreign exchange (loss) gain	(739)	193
Interest expense	(28)	(86)
Interest income	32	21
Other income, net	—	12
Total other (expense) income, net	(735)	140
Loss before income taxes	(5,569)	(1,262)
Benefit (provision) for income taxes	384	(359)
Net loss	$(5,185)	$(1,621)

(1)Amounts include stock-based compensation expense as follows:

	Six Months Ended July 31,
(in thousands)	2017	2016
Cost of revenues	$79	$83
Sales and marketing	252	148
Research and development	707	345
General and administrative	701	350
Total stock-based compensation expense	$1,739	$926

(2)	Includes amortization expense related to intangible assets as follows:

	Six Months Ended July 31,
(in thousands)	2017	2016
General and administrative	$175	$175

The following table sets forth, for the periods presented, data from our consolidated statements of operations as a percentage of total revenues:

	Six Months Ended July 31,
(as a percent of total revenue)	2017	2016
Revenue:
License revenue	87.1%	85.2%
Project revenue	12.9	14.8
Total revenues	100.0	100.0
Operating expenses:
Cost of revenues	30.9	27.8
Sales and marketing	20.3	19.8
Research and development	38.8	36.1
General and administrative	24.2	20.4
Total operating expenses	114.2	104.1
Loss from operations	(14.2)	(4.1)
Other (expense) income, net
Foreign exchange (loss) gain	(2.2)	0.6
Interest expense	(0.1)	(0.3)
Interest income	0.1	0.1
Other income, net	—	0.0
Total other (expense) income, net	(2.2)	0.4
Loss before income taxes	(16.4)	(3.7)
Benefit (provision) for income taxes	1.1	(1.1)
Net loss	(15.2)%	(4.8)%

Due to rounding, totals may not equal the sum of line items in the table above.

Comparison of six months ended July 31, 2017 and 2016

Revenue

	Six Months Ended July 31,
(in thousands, except percentages)	2017	2016	Change	% Change
License revenue	$29,630	$28,869	$761	2.6%
Project revenue	4,379	5,028	(649)	-12.9%
Total revenues	$34,009	$33,897	$112	0.3%

License revenue increased 2.6% from $28.9 million for the six months ended July 31, 2016 to $29.6 million for the six months ended July 31, 2017. The $0.8 million increase was driven by a combination of increased consumption of simulation capacity by existing customers and the addition of new license customers during the quarter compared with the same period last year, which more than offset the impact of reduced and delayed renewal commitments by some of our customers at the end of the previous fiscal year and during the six months ended July 31, 2017. Deployment otherwise continued to expand in our core customer base across our portfolio of applications, though as described above, at a slower pace than in prior periods.

Project revenue for the six months ended July 31, 2017 decreased by approximately $0.6 million compared with the prior year period, reflecting caution in the passenger automotive market as expected. We expect our project revenue growth will continue to fluctuate from quarter to quarter, and our capacity to deliver projects will continue to support new opportunities to drive license growth. Both license and project revenue, particularly new customer opportunities, are leveraging the capabilities of our ExaCLOUD platform and it continues to play an increasingly important role in our new customer acquisition go-to-market model.

Foreign exchange fluctuations, particularly the weakening of the Euro and the Japanese yen against the U.S. dollar, negatively impacted total revenue in the six months ended July 31, 2017 by $0.2 million as compared to the six months ended July 31, 2016. On a constant currency basis, our total revenues in the six months ended July 31, 2017 increased approximately 1.3% compared with the six months ended July 31, 2016.

Cost of Revenues

	Six Months Ended July 31,
(in thousands, except percentages)	2017	2016	Change	% Change
Cost of revenues	$10,512	$9,436	$1,076	11.4%

Cost of revenues for the six months ended July 31, 2017 was $10.5 million, an increase of approximately $1.1 million, or 11.4%, compared with $9.4 million during the three months ended July 31, 2016. As a percentage of revenues, cost of revenues increased to 30.9% for the six months ended July 31, 2017 compared to 27.8% for the three months ended July 31, 2016. The period-over-period increase is primarily attributable to a $0.6 million increase in employee-related expenses due to newly hired full-time employees and annual merit increases, along with a $0.3 million increase in depreciation expense and a $0.2 million increase in hosting costs related to the allocation of expenses for our high-performance computing data center.

Sales and marketing

	Six Months Ended July 31,
(in thousands, except percentages)	2017	2016	Change	% Change
Sales and marketing	$6,913	$6,723	$190	2.8%

Sales and marketing expenses for the six months ended July 31, 2017 were $6.9 million, an increase of approximately $0.2 million, or 2.8%, compared with $6.7 million during the three months ended July 31, 2016. As a percentage of revenues, sales and marketing expenses increased to 20.3% for the six months ended July 31, 2017 compared to 19.8% for the six months ended July 31, 2016. The period-over-period increase is primarily attributable to a $0.2 million increase in employee-related expenses driven primarily by newly hired full-time employees and increased share-based compensation expense associated with awards issued to certain executives in fiscal year 2018.

Research and development

	Six Months Ended July 31,
(in thousands, except percentages)	2017	2016	Change	% Change
Research and development	$13,204	$12,234	$970	7.9%

Research and development expenses for the six months ended July 31, 2017 were $13.2 million, an increase of $1.0 million, or 7.9%, compared with $12.2 million during the six months ended July 31, 2016. As a percentage of revenues, research and development expense increased to 38.8% for the three months ended July 31, 2017 compared to 36.1% for the six months ended July 31, 2016. The period-over-period increase is primarily attributable to a $0.4 million increase in employee-related expenses driven primarily by an increase in share-based compensation expense associated with awards issued to certain executives in fiscal year 2018. Hosting costs and depreciation expense also increased by $0.4 million related to the allocation of expenses for our high-performance computing data center, along with increased consulting fees of $0.2 million associated with new product development.

General and administrative

	Six Months Ended July 31,
(in thousands, except percentages)	2017	2016	Change	% Change
General and administrative	$8,214	$6,906	$1,308	18.9%

General and administrative expenses for the six months ended July 31, 2017 were $8.2 million, an increase of $1.3 million, or 18.9%, compared to $6.9 million for the six months ended July 31, 2016. As a percentage of revenues, general and administrative expenses increased to 24.2% for the six months ended July 31, 2017 compared to 20.4% for the six months ended July 31, 2016. The period-over-period increase is primarily attributable to a $0.8 million increase in employee-related expenses driven primarily by newly hired full-time employees and increased share-based compensation expense associated with awards issued to certain executives in fiscal year 2018, along with a $0.3 million increase in consulting costs associated with support for our new ERP system, and a $0.3 million increase in accounting and other professional costs. These increases were partially offset by a $0.1 million decrease in hosting costs related to the allocation of expenses for our high-performance computing data center.

Total other (expense) income, net

	Six Months Ended July 31,
(in thousands, except percentages)	2017	2016	Change	% Change
Total other (expense) income, net	$(735)	$140	$(875)	(625.0)%

Total other (expense) income, net for the six months ended July 31, 2017 was $(0.7) million compared to total other (expense) income, net of $0.1 million for the six months ended July 31, 2016. Total other (expense) income, net consists primarily of foreign exchange gains and losses and interest expense associated with our capital lease obligations. The period-over-period change in total other expense, net is primarily attributed to foreign exchange fluctuations in the Euro and Japanese yen.

Benefit (provision) for income taxes

	Six Months Ended July 31,
(in thousands, except percentages)	2017	2016	Change	% Change
Benefit (provision) for income taxes	$384	$(359)	$743	207.0%

For the six months ended July 31, 2017, our income tax benefit was $0.4 million. For the six months ended July 31, 2016, our income tax provision was $0.4 million, respectively. The benefit and provision in each respective period primarily consist of the tax effects of foreign operating results and foreign withholding taxes.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset its taxable income. Specifically, this limitation may arise in the event we undergo a cumulative change in ownership of more than 50% within a three-year period. During the first quarter of fiscal year 2015, our management determined that the Company had experienced an ownership change for purposes of Section 382. This ownership change resulted in annual limitations to the amount of net operating loss carryforwards that can be utilized to offset future taxable income, if any, at the federal level. Our management has determined that, as of July 31, 2017, we have not experienced another ownership change for purposes of Section 382. However, future transactions in our common stock could trigger an ownership change for purposes of Section 382, which could further limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or sales of common stock by us, could have a material adverse effect on our results of operations in future years.

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

Revenue and total operating expenses on a constant currency basis. Our international operations generate revenue and incur expenses that are denominated in foreign currencies, and changes in currency exchange rates can materially affect our consolidated results of operations. Our principal exposures are to fluctuations in exchange rates for the United States dollar versus the British pound, Chinese yuan, Euro, Japanese yen, and Korean won. To provide investors with information concerning underlying trends in our business, we disclose revenue and total operating expenses on a constant currency basis, which we define as GAAP revenue or operating expenses, adjusted to reverse the impact of changes in the exchange rates of the principal currencies in which our international operations generated revenue and incurred expenses. We calculate revenue and total operating expenses on a constant currency basis by converting revenue or operating expenses that were generated in the currencies specified above during the three and six months ended July 31, 2017 to United States dollars at assumed exchange rates equal to the exchange rates in effect for such currencies during the corresponding period of the previous fiscal period, rather than the exchange rates actually in effect during the current fiscal period.

Adjusted EBITDA. We define Adjusted EBITDA as EBITDA, excluding non-cash, stock-based compensation expense. We define EBITDA as net loss, excluding depreciation and amortization, interest expense, net, other income, net, foreign exchange (loss) gain and provision for income taxes. The GAAP measure most comparable to Adjusted EBITDA is net loss.

Non-GAAP operating (loss) income. We define non-GAAP operating (loss) income as GAAP operating loss excluding non-cash, stock-based compensation expense and amortization of acquired intangible assets. The GAAP measure most comparable to non-GAAP operating (loss) income is operating loss.

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

Our management uses these non-GAAP financial measures to evaluate our operating performance and for internal planning and forecasting purposes. By excluding material non-cash expenses related to stock-based compensation and depreciation, we believe that these measures more clearly reflect the underlying trends in our business, are useful for comparing current results with prior period results, and are helpful to investors and financial analysts in assessing our operating performance. For example, our management considers Adjusted EBITDA to be an important indicator of our operational strength and the performance of our business and a good measure of our historical operating trends. However, each of these non-GAAP financial measures may have limitations as an analytical tool. In considering our Adjusted EBITDA, non-GAAP operating (loss) income, non-GAAP net loss and non-GAAP net loss per diluted share, investors should take into account the following reconciliations of these non-GAAP financial measures to the comparable GAAP financial measures:

Adjusted EBITDA:	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
(in thousands)
Net loss	$(2,635)	$(678)	$(5,185)	$(1,621)
Add back:
Depreciation and amortization	1,212	980	2,429	1,991
Interest (income) expense, net	(6)	28	(4)	65
Other income, net	—	(3)	—	(12)
Foreign exchange loss (gain)	525	22	739	(193)
(Benefit) provision for income taxes	(251)	239	(384)	359
EBITDA	(1,155)	588	(2,405)	589
Stock-based compensation expense	1,114	437	1,739	926
Adjusted EBITDA	$(41)	$1,025	$(666)	$1,515

Non-GAAP operating (loss) income:	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
(in thousands)
Operating loss	$(2,367)	$(392)	$(4,834)	$(1,402)
Add back:
Stock-based compensation expense	1,114	437	1,739	926
Amortization of acquired intangible assets	88	88	175	175
Non-GAAP operating (loss) income	$(1,165)	$133	$(2,920)	$(301)

Non-GAAP net loss:	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
(in thousands)
Net loss	$(2,635)	$(678)	$(5,185)	$(1,621)
Add back:
Stock-based compensation expense	1,114	437	1,739	926
Amortization of acquired intangible assets	88	88	175	175
Income tax effect (1)	(421)	(184)	(670)	(385)
Non-GAAP net loss	$(1,854)	$(337)	$(3,941)	$(905)

Non-GAAP net loss, per diluted share:	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Net loss, per diluted share (2)	$(0.18)	$(0.05)	$(0.35)	$(0.11)
Add back:
Stock-based compensation expense	0.07	0.03	0.12	0.06
Amortization of acquired intangible assets	0.01	0.01	0.01	0.01
Income tax effect (1)	(0.03)	(0.01)	(0.04)	(0.03)
Non-GAAP net loss, per diluted share (2)(3):	$(0.12)	$(0.02)	$(0.26)	$(0.06)

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

(2)

Share amounts utilized on a fully diluted basis were approximately 15.0 million and 14.8 million for the three months ended July 31, 2017 and 2016, respectively, and 14.9 million and 14.7 million for the six months ended July 31, 2017 and 2016, respectively.

(3)	Due to rounding, totals may not equal the sum of line items in the table above.

Liquidity

Overview

Our primary sources of liquidity during the six months ended July 31, 2017 were cash and cash equivalents on hand, cash flows provided by operating activities and cash proceeds from stock option exercises. Our primary uses of cash during the six months ended July 31, 2017 were capital expenditures and payments of capital lease obligations. As of July 31, 2017, we had $18.4 million in cash and cash equivalents.

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

For the six months ended July 31, 2017, net cash used in operating activities totaled $2.1 million and was primarily the result of our net loss and fluctuations in working capital, including decreases in accounts receivable and deferred revenue, along with an increase in prepaid expenses. Accounts receivable and deferred revenue typically fluctuate depending on the timing of when customer orders are received by us and invoiced to customers and the timing of cash payments from the customers. During the first half of fiscal year 2018, we received fewer customer cash payments than during the prior-year quarter as a result of a lower accounts receivable balance at January 31,2017, resulting in a decrease in cash provided by operating activities compared with the same period last year.

Net cash provided by operating activities for the six months ended July 31, 2016 was $6.7 million and was primarily the result of decreases in accounts payable, deferred revenue, and prepaid expenses.

Net Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended July 31, 2017 and 2016 was $3.8 million and $0.8 million, respectively. Capitalized expenditures for equipment purchases for an expansion of our high-performance computing capacity accounted for the majority of the increase in purchases of property and equipment during the current year period.

Net Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended July 31, 2017 was $0.8 million, which consisted of payments on our capital lease obligations of $1.0 million and the acquisition of common stock for withholding tax obligations of $0.2 million, which were partially offset by proceeds from stock option exercises of $0.4 million. Net cash used in financing activities for the six months ended July 31, 2016 was $1.1 million, which consisted of $1.5 million of payments on our capital lease obligations, partially offset by proceeds from stock options exercises of $0.4 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of either July 31, 2017 or January 31, 2017.

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

Though we continue to evaluate the impact of our pending adoption of this standard, we plan to adopt the standard using the modified retrospective approach with the cumulative effect of initially adopting recognized at the date of adoption. The standard is expected to have a significant impact on the way we account and contract for our on-premise software license contracts, as well as the way we report the revenues derived from those contracts. Due to the complexity of certain of our license contracts, the actual revenue recognition treatment required under the standard is expected to be dependent on contract-specific terms at the time of sale and adoption of the new standard. As such, we have begun to review individual customer contracts whose license terms span the transition date to the new revenue recognition standards to ensure consistent revenue recognition through the transition period. Accounting for revenue related to services and ExaCLOUD  offerings is expected to remain substantially unchanged due to the over-time nature of such performance obligations. We are also assessing the impact of capitalizing costs associated with ongoing customer contracts, specifically commission payments. As of July 31, 2017, we have not yet completed our assessment.

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

Capital Resources

Our future capital requirements may vary materially from those now planned and will depend on many factors, including the costs to develop and implement new solutions and applications, the sales and marketing resources needed to further penetrate our market and gain acceptance of new solutions and applications we develop, the expansion of our operations in the United States and internationally and the response of competitors to our solutions and applications. Historically, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase as we grow our business. Our practice has been to reinvest the undistributed earnings of our foreign subsidiaries in their local jurisdictions, and we currently do not intend to repatriate such earnings. As of July 31, 2017 and January 31, 2017, $13.2 million and $10.1 million, respectively, of our cash is held in bank accounts outside the United States and may not be available to fund our domestic operations and obligations without paying taxes upon repatriation.

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

The Euro was approximately 1.8% weaker against the United States dollar, on average, for the six months ended July 31, 2017, when compared with the six months ended July 31, 2016. The resulting net overall impact to both revenue and operating expense was a decrease of $0.1 million during the six months ended July 31, 2017.

The exchange rate impact of other currencies for the six months ended July 31, 2017, primarily driven by a weaker Japanese yen, was a decrease to revenue of $0.2 million and a decrease to operating expense of approximately $0.1 million.

For the six months ended July 31, 2017, a 10% change in the exchange rates for the United States dollar versus the Chinese yuan, Euro, Japanese yen, British Pound, and Korean won would have resulted in a $1.7 million change in revenue.

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

As required by Rule 13a-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 31, 2017 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended July 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Use of Proceeds

On July 3, 2012, we completed the initial public offering of our common stock pursuant to our Registration Statement on Form S-1 (File No. 333-176019), which was declared effective by the Securities and Exchange Commission on June 27, 2012. The underwriters for the offering were Stifel Nicolaus & Company, Incorporated, Robert W. Baird & Co. Incorporated, Canaccord Genuity Inc. and Needham & Company, LLC. We did not use any of the net proceeds from this offering during the three months ended July 31, 2017.

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

10.1

Exa Corporation 2017 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on Schedule 14A, as filed with the Securities and Exchange Commission on April 28, 2017)

10.2

French Sub-plan of Exa Corporation 2017 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on Schedule 14A, as filed with the Securities and Exchange Commission on April 28, 2017)

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

Date: August 28, 2017